Form 10KSB
period 2005-12-31
Celtic Cross Ltd.
filed 2006-03-31
CIK 1309251

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File No. 333-123774

CELTIC CROSS LTD.

(Name of Small Business Issuer in its charter)

Nevada                                                                                     86-1098668

(State or other jurisdiction of                                     (I.R.S. Employer Identification No.)

incorporation or organization)

1172 Manito Dr NW , PO Box 363,Fox Island, WA 98333

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (253) 549-4336

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Issuer's common stock was not publicly traded during the fiscal year ended December 31, 2005.

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of March 31, 2006: 3,390,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes        No X

                                                                    -----      -----

EXHIBIT INDEX IS ON PAGE 21

CELTIC CROSS, LTD.

TABLE OF CONTENTS

PART I

PART II

PART III

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development.

The Company is in the business of providing travel bookings, timeshare rentals and vacation package sales. Celtic Cross Ltd. was formed on February 25, 2004 as a "For Profit" corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward, including a full sales and service Internet Celtic Cross Travel website. Our website is currently under construction and is estimated to be completed in the fourth quarter of 2006. A substantial amount of work has been completed on the Company's website, which can be viewed at www.celticcrosstravel.com. The website offers rental accommodations in resorts that are part of Fairfield Resorts, Inc., as well as a full service travel agency with abilities to reserve airfares, car rentals and other hotel accommodations. A commission is paid to the Company for all air fares, cruises, other hotel accommodations, and car rental reservations that are booked through the Company's website. This feature of the website is now currently active by clicking on "Travel" on the Celtic Cross home page.

(b) Business of Issuer.

In June of 2004, the Company purchased 315,000 points from Fairfield Resorts Inc and was given a bonus of 300,000 additional points as an incentive. The Company receives 315,000 points on each anniversary date for the next 99 years. The maintenance at the Fairfield facilities are the responsibility of Fairfield Resorts, Inc., however, the Company pays a monthly fee to Fairfield for this service. The maintenance fee is $141.00 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points can be used to rent vacation or business use accommodations. The Company books space in the resorts and rents these accommodations based on time and market conditions. Once the Company's website is completed, the Company can commence retail business activity.

The "points" represent a specific interest in the Grand Desert Resort in Las Vegas, NV, and can be used in exchange for accommodations at any of the other properties around the world owned by Fairfield Resorts, Inc.

The 300,000 "bonus" points are only good for a two year time period and will expire in 2006. The 315,000 "ownership" points are awarded each year to the Company and can be carried over from one year to the next. In 2006, the Company will have in its inventory 315,000 original ownership points, 300,000 bonus points (which will expire in 2006) and 315,000 ownership points awarded for 2006, for a total of 930,000 points. The Company may reserve vacation weeks at any Fairfield Resort using its points as currency. The amount of points charged by Fairfield Resorts varies by season and popularity of the resort. A specific example would be the Fairfield golf and beach resort in Myrtle Beach South Carolina. The Company could rent a two bedroom deluxe accommodation in an off-season month for 93,500 points and in high demand season for 154,000 points. The Company can then rent this unit to a consumer for $250.00 per day or $1,500 per week in the off-season or $350 per day or $2,250 per week in the high demand season. Off-season and high demand seasons vary by location and range from a low of 49,000 points per week at Lake Ozark, MO to high of 266,000 points per week at Atlantic City and Hawaii.

The Company has received no revenues to date

The Company purchased the travel website platform from Travelnow.com and will receive commissions or booking fees on all travel related reservations initiated by Celtic Cross Ltd. The Company does not have a formal written agreement with Travelnow.com, but purchased the right to link to their travel agency website and receive commissions for initiating bookings on cruises, air travel, hotel accommodations other than Fairfield, and car rentals. The Company needs no formal agreement with air, cruise, hotels, or auto rental companies to book on behalf of a client and charge a booking service fee.

The Company will continue to develop the full service travel website that will offer not only our vacation packages, housing accommodations, which we reserve using Fairfield points, but also air, cruise, hotel and auto reservations. Celtic Cross will generate revenues by using its Fairfield points as currency and charging the consumer a premium to that cost based on location and season. The Company will also receive fees and commissions for booking air, cruise, hotel and auto reservations through Celtic Cross from Travelnow.com.

The Company does not act as a property manager, real estate agent or landlord. The Company will hire these services as needed.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the following information about those risks, together with the other information contained in this Form 10-K and any other filings we make with the United States Securities and Exchange Commission before you decide whether to buy our shares. Should any one or more of these risks actually materialize the results of our operations and our financial condition would likely suffer. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk factors related to CELTIC CROSS LTD.

An investment in shares of our common stock is very risky. You should carefully consider the following factors as well as the other information contained and incorporated by reference in this Form 10-K before deciding to invest.

Risks relating to this offering.

Limited operating history;

Celtic Cross Ltd., a Nevada corporation ("Company"), was organized on February 25, 2004. The Company operates on the calendar year. Currently, the Company has no employees and is being operated by its sole Director Mr. Howard Bouch with assistance from consultants. The Company is in its initial stages of development, and has generated no revenues. If the Company does not realize its objectives and become profitable, it could result in the loss of an investor's entire investment.

Celtic Cross has a lack of operating revenue, which could cause an investor to lose his or her entire investment.

Since the Company's principal activities to date have been limited to organizing the Corporation, developing a website, identifying possible timeshare acquisition targets and acquiring actual timeshare points, it has no record of any revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans, which could cause an investor to lose his or her entire investment. The Company has a net loss and deficit accumulated during this development stage of $79,028.

Since we are dependent upon financing activities to fund our operations, if we fail to secure financing in our private offerings, our business could fail.

The funds available to the Company from the first four private offerings (see Part II Recent Sales of Unregistered Securities) were for a total of $75,400 and were adequate for it to acquire the first timeshare points and to develop a website.

The amounts spent to date as stated in the audited financial statements within this filing are more particularly described as follows:

Expenses
Consulting fees - related party	$ 15,000
Product and business development	8,865
Travel, meals and entertainment	5,327
Legal fees	6,138
Audit and accounting	15,220
Transfer agent	390
Organizational costs	404
Rent	5,880
Depreciation	3,567
Interest expense	4,752
Other general and administrative	13,485

Total expenses	$ 79,028

The Company has a working capital deficit of approximately $12,036. It is estimated that the Company will require approximately $75,000 of additional funds to meet its long-term obligations of timeshare purchases and to acquire more timeshare points. The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales. The Company may not be able to obtain additional funding when needed, or guarantee that such funding, if available, will be able to be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will not be able to increase our inventory of timeshare points and may, at some time, become insolvent.

Because we are dependent upon certain officers, key employees, and consultants, if any key employees or consultants leave Celtic Cross, the business could fail.

The Company is substantially dependent upon the efforts of its sole officer and director, Mr. Howard Bouch and consultants to the Company. Should any of these cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects. The Company's management team is small and has limited experience in establishing and managing large-scale operations. We are dependent on the services of Howard Bouch, President, Secretary and Chief Financial Officer/Controller of Celtic Cross Ltd. We are also dependent on certain key consultants in connection with our business activities. During 2004, the Company entered into a consulting agreement with Wannigan Capital Corp. to provide assistance in its day-to-day operations. Specifically, they assisted in identifying potential timeshare prospects, developing the Company website, interaction with regulatory authorities and provided access to the services of Mrs. Nancy Murphy, an experienced travel agent. We have not entered into employment agreements with any of these individuals, and do not maintain key-man life insurance on Mr. Bouch. The loss of one or more of these individuals could materially and adversely impact our operations making it difficult for the Company to be profitable. The day-to-day activities are being executed by the sole Director of the Company, Mr. Howard Bouch, residing in the UK, with assistance from consultants. Wannigan Capital Corp. continues to provide business offices at 1172 Manito Dr., PO Box 363, Fox Island, WA 98333 at no charge to the Company. Unless and until additional employees are hired, our attempt to manage our projects and obligations with such a limited staff could have serious adverse consequences, including without limitation, a possible failure to meet a material, contractual, or SEC deadline, or a possible failure to consummate investment or acquisition opportunities.

The travel and timeshare industry is highly competitive, and we are at a disadvantage since many of our competitors are better funded.

The Travel and Timeshare Industry (TTI) is highly competitive. Most of our current and potential competitors have far greater financial resources and a greater number of experienced and trained managerial and technical personnel than we do. The TTI is highly fragmented and there are no single entities or groups that can dominate the Industry because of its international nature and potential language barriers. Although some training can be necessary, no degrees or licenses are required and therefore entry to the Industry is almost without barrier. There are many companies already established in this Industry who are better connected with airlines, hotels, casinos, cruise lines, car rental agencies and better financed which places our firm at a competitive disadvantage. There are TTI Organizations that focus on business travel, leisure and family travel, convention bookings, museums and historical attractions, honeymoon and romantic destinations, seasonal and holiday travel, traveler shopping and city tourism, golf, hiking, theme parks, festivals and other activities that are better established and better funded than the Company.

The list of competitors is limitless and increases daily due to the lack of entry barriers.

Celtic Cross Ltd. is at a disadvantage in the Timeshare Industry because the Company does not directly own any resorts but must rely on using facilities owned by others. The sales offices of these competitors are staffed with professional sales people. Celtic Cross will be competing with local, regional national and international companies for the travel dollars being spent. We will be at a competitive disadvantage as a start-up entity, as many travelers already have an existing relationship with an established competitor in their local region. Many of these competitors are producing revenues, which allow them to spend cash and equivalents, such as "free" trips and benefits they have earned by providing previous clients to vendors, to generate additional sales and clients. Many competitors have been in the Travel and Leisure business and have direct knowledge of resorts and facilities which Celtic Cross does not have at this time. Many competitors have knowledge that can only be gained by being in the Industry previously and by developing relationships with established suppliers and vendors. Celtic Cross is limited by its small group of individuals and associates. Many resources may become available to us as we develop and grow the Company, but are currently not available due to our lack of funding and associations.

We have chosen to compete in this highly diversified market by acquiring points in a timeshare and owning our own Internet Website where an individual, as well as high-end vacationers attempting to find first class accommodations at world class resorts, can book travel unassisted. We can offer specials available only at our site through our timeshare points as well as targeting high-end vacationers attempting to find first class accommodations at world-class resorts.

The Company may not be able to compete with, or enter into cooperative relationships with, any such firms.

Other risks relating to the common stock

Most of our outstanding shares will be free trading after this offering and, if sold in large quantities, may adversely affect the market price for our common stock.

2,423,333 of the 3,390,000 shares of common stock issued and outstanding as of December 31, 2005 may be eligible for resale under Rule 144 under the Securities Act two years after the date of issuance, beginning in March 2006. The possible resale of these shares at that time may have an adverse effect on the market price for our common stock.

The Board of Directors could issue stock to prevent a takeover by an acquirer or shareholder group.

The Company's authorized but unissued capital stock consists of 71,610,000 shares of common stock. There are no shares of preferred stock issued or authorized. One effect of the existence of authorized but unissued capital stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest, or otherwise, and thereby to protect the continuity of the Company's management. If, in the due exercise of its fiduciary obligations, for example, the Board of Directors were to determine that a takeover proposal was not in the Company's best interests, such shares could be issued by the Board of Directors without stockholder approval in one or more private placements or other transactions that might prevent, or render more difficult or costly, completion of the takeover transaction by diluting the voting or other rights of the proposed acquirer or insurgent stockholder or stockholder group, by creating a substantial voting block in institutional or other hands that might undertake to support the position of the incumbent Board of Directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise. The Company does not contemplate any additional issuances of common stock for this purpose at this time.

We could offer warrants, options and debentures and dilute holdings of Investors

As of December 31, 2005, there were no outstanding warrants and options to purchase common stock of the Company. Should the Company choose to offer incentive options to its key employees, the existence of these options may hinder our future equity offerings, and the exercise of these options would further dilute the interests of all of our shareholders. Future resale of the shares of common stock issuable on the exercise of warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Additional shares of common stock may be issued without shareholder approval.

Celtic Cross Ltd. has authorized capital of 75,000,000 shares of common stock, par value $0.001 per share, and no shares of preferred stock. As of December 31, 2005, there were 3,390,000 shares of common stock issued and outstanding. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but un-issued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our shareholders and may dilute the book value of the common stock.

The Company does not expect to be able to pay dividends in the near future.

We have not paid, and do not plan to pay, dividends on our common stock in the foreseeable future, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to shareholders. The investor will have to rely on an increase in the price of Celtic Cross Ltd. stock to profit from his or her investment. There are no guarantees that the price of the stock will increase and the investor may lose part or all of the investment.

Going concern considerations.

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. The fact that there are going concern considerations may make raising additional funds or obtaining loans more difficult. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. This could result in the entire loss of investment. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. Details regarding these concerns are included in the notes to the audited Financial Statements included in this filing.

Management's plan to mitigate the threat to the continuation of the business will be to increase Celtic Cross Ltd.'s brand awareness throughout the United States, Europe, the Caribbean, and all international markets the Internet reaches as well as to increase recognition and world wide market awareness by the use of market advertising, internet advertising, referral incentive programs and affiliating with regional rental organizations and travel agents. Management also plans to offer rental units at popular convention locations using the Fairfield Resorts timeshare points purchased by the Company as well as other timeshare brands the Company might acquire. The Company has developed a full service website to facilitate our ability to offer not only our rental units, that we reserve using Fairfield points but also air, cruise, hotel and auto reservations. Our long-term goals will be to increase our timeshare points and to advertise their availability.

FORWARD-LOOKING STATEMENTS

You should carefully consider the risk factors set forth above, as well as the other information contained in this Form 10-K. This Form 10-K contains forward-looking statements regarding events, conditions, and financial trends that may affect our plan of operation, business strategy, operating results, and financial position. You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the "risk factors" section and elsewhere in this Form 10-K identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this Form 10-K.

ITEM 2. PROPERTIES

The Company leases executive offices at 7230 Indian Creek Lane, Ste 201, Las Vegas, NV 89149 for $400.00 per month. The Company's telephone number is 253-549-4336. In June of 2004, the Company purchased 315,000 ownership points from Fairfield Resorts, Inc. and received a bonus of 300,000 additional points as an incentive. The Company receives 315,000 ownership points on each anniversary date for the next 99 years. The maintenance at the Fairfield facilities are the responsibility of Fairfield Resorts Inc., however, the Company pays a monthly fee to Fairfield for this service. The maintenance fee is $141.00 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points are an asset that can be used to rent vacation or business use accommodations. The Company books space in the resorts and rents these accommodations based on time and market conditions.

ITEM 3. LEGAL PROCEEDINGS

Celtic Cross Ltd. is currently not a party to any legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II.

ITEM 5. Market For Registrant's Common Equity And Related Shareholders Matters

Celtic Cross Ltd. common stock is not traded on any exchange or OTC market. On December 23, 2005, the Company was declared effective pursuant to section 8(a) of the securities act of 1933 as amended. The Company has applied for trading privileges on the OTC Bulletin Board with the NASD.

The following description of the capital stock of the Company and certain provisions of the Company's Articles of Incorporation and Bylaws is a summary and is qualified in its entirety by the provisions of the Articles of Incorporation and Bylaws.

The Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan, other financing arrangements or otherwise. See a copy of the Articles of Incorporation and Bylaws of the Company, attached as Exhibit 3.1 and Exhibit 3.2, respectively filed with the Company's registration statement on Form SB-2/A dated 4/01/2005 and incorporated by reference.

As of December 31, 2005, the Company had approximately 38 common shareholders of record, and 3,390,000 shares of common stock outstanding.

Penny Stock Disclosure

The Penny Stock Reform Act (Securities Exchange Act Sect. 3(a)(51A)) defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share. Celtic Cross Ltd. will be considered a penny stock under said Act. A purchase of a Penny Stock is an extremely high risk stock purchase that could result in the entire loss of an individual's investment. Since Celtic Cross Ltd. stock will be considered a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to a customer prior to recommending the sale of its stock. This could severely limit the ability to create a market for shares of Celtic Cross Ltd.'s stock and make it difficult for an Investor to liquidate his or her shares.

Broker-dealers who sell penny stock to certain types of investors are required to comply with the Security and Exchange Commission's regulations concerning the transfer of penny stock. If an exemption is not available, these regulations require broker-dealers to: make a suitability determination prior to selling penny stock to the purchaser; receive the purchaser's written consent to the transaction; and, provide certain written disclosures to the purchaser. These rules may affect the ability of broker-dealers to make a market in, or trade Celtic Cross' shares. In turn, this may make it very difficult for investors to resell those shares in the public market.

RECENT SALES OF UNREGISTERED SECURITIES.

On March 1, 2004, the Company undertook a private offering of 900,000 shares of its common stock, with an offering price of $0.001 per share. The proceeds from this offering were to be used to cover further start-up and organizational costs of the Corporation. This offering was undertaken directly by the Corporation. The Corporation prepared and distributed a private offering memorandum in connection with this offering to all prospective investors, made all filings, and paid all fees, as required under federal and state securities laws and regulations to properly qualify this offering under said laws and regulations, including but not limited to Regulation D promulgated by the U.S. Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933. All 900,000 shares were subscribed, resulting in proceeds to the Company of $900.

On March 7, 2004 the Company commenced an offering of 1,000,000 shares of its $.001 par value common stock at an offering price of $0.01 per share pursuant to the terms of a confidential private offering memorandum dated March 7, 2004 for the purpose of providing additional working and development capital for the Company. The minimum investment required was $250.00. No discounts or commissions were paid in connection with this offering. On March 8, 2004, this offering was closed, resulting in the sale of 950,000 shares and proceeds to the Company, before costs of the offering, of $9,500.

On March 9, 2004, the Company commenced an offering of 1,000,000 shares of its $.001 par value common stock at an offering price of $0.03 per share pursuant to the terms of a confidential private offering memorandum dated March 9, 2004, for the purpose of providing additional working and development capital for the Company. The minimum investment required was $250.00. No discounts or commissions were paid in connection with this offering. On March 9, 2004, this offering was closed, resulting in the sale of 1,000,000 shares and proceeds to the Company, before costs of the offering, of $30,000.

On March 10, 2004, the Company commenced an offering of 500,000 shares of its $.001 par value common stock at an offering price of $0.05 per share pursuant to the terms of a confidential private offering memorandum dated March 10, 2004, for the purpose of providing additional working and development capital for the Company. The minimum investment required was $250.00. No discounts or commissions were paid in connection with this offering. On March 17, 2004, this offering was closed, resulting in the sale of 380,000 Shares and proceeds to the Company, before costs of the offering, of $19,000.

On March 19, 2004, the Company commenced an offering of 200,000 shares of its $.001 par value common stock at an offering price of $0.10 per share pursuant to the terms of a confidential private offering memorandum dated March 19, 2004, for the purpose of providing additional working and development capital for the Company. The minimum investment required was $250.00. No discounts or commissions were paid in connection with this offering.

On March 29, 2004, this offering was closed, resulting in the sale of 160,000 Shares and proceeds to the Company, before costs of the offering, of $16,000.

All of these offerings were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 504 under Regulation D as promulgated by the U.S. Securities and Exchange Commission. These offerings met the requirements of Rule 504 in that: (a) the total of funds raised in the five offerings does not exceed $1,000,000; and (b) the offer and sale of the Shares was not accomplished by means of any general advertising or general solicitation.

The class of persons to whom these offerings were made were "sophisticated investors." As a result, offers were made only to persons that the Company believed, and had reasonable grounds to believe, either (a) have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the proposed investment, or (b) can bear the economic risks of the proposed investment (that is, at the time of investment, could afford a complete loss). Additionally, sales were made only to persons whom the Company believed, and had reasonable grounds to believe immediately prior to such sale and upon making reasonable inquiry, (a) are capable of bearing the economic risk of the investment, and (b) either personally possess the requisite knowledge and experience, or, together with their offeree's representative, have such knowledge and experience.

Dividends

We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future.

Non-cumulative voting.

The holders of Shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Common Stock

The Common Stock holders have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors and are entitled to share ratably in all of the assets of the Company available for distribution to the holders of shares of Common Stock upon the liquidation, dissolution or winding up of the affairs of the Company. Except as described herein, no pre-emptive, subscription, or conversion rights pertain to the Common Stock and no redemption or sinking fund provisions exist for the benefit thereof. All outstanding shares of Common Stock offered hereby will be duly authorized, validly issued, fully paid and non-assessable.

As a consequence of their ownership of Common Stock, the current stockholders of the Company will continue to control a majority of the voting power of the Company and, accordingly, will be able to elect all of the Company's directors.

Preferred Stock

There are no Preferred shares authorized or issued.

Employee Stock Option Plan

The Company does not have an Employee Stock Option Plan at this time.

Transfer Agent

Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025 will serve as Transfer Agent for the shares of Common Stock.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The operational plan of Celtic Cross Ltd. is to acquire deeded real-estate property rights in the fully developed secondary market at deep discounts to the retail prices being solicited by the Timeshare developers today. Celtic will then offer these rights on a rental basis at a profit to individuals seeking vacation opportunities not currently available to them through direct marketing and the Internet.

  To increase Celtic Cross Ltd. brand awareness throughout the United States, Europe, the Caribbean, and all international markets the Internet reaches.
  To increase recognition and world wide market awareness using the following means:

  a.  Target market advertising

  b.  Internet advertising

  c.  Referral incentive programs

  d.  Affiliating with regional rental organizations and travel agents

  To develop a "Corporate Convention" rental program.
  To initiate a "GLOBAL" brand identity for Celtic Cross Ltd.
  To effectively increase net operating margins through marketing agreements with other vacation sale companies.

Over the next 2 quarters, the Company plans to develop a full service website to facilitate our ability to offer not only our rental timeshare vacation packages that we reserve using Fairfield points, but also air, cruise, hotel and auto reservations. Our long-term goals will be to increase our timeshare points and to advertise their availability. The Company does not plan to resell its Fairfield points.

Celtic Cross Ltd. and its management's mission is to become a central focus point in the international Timeshare rental marketplace and Internet travel bookings through the dedication of our staff, integrity, superior products and competitive pricing. Celtic Cross' goal is to provide the customer with products of high quality accommodations at a fair price. There are no plans to expand our number of employees or purchase any significant equipment until the website is completed and sales warrant an increase in manpower.

There is doubt about the Company's ability to continue as a going concern without additional funding. This will be accomplished through bank borrowings, equity or debt financing, or asset sales.

ITEM 7. Financial Statements

The required financial statements are included immediately following the Signatures section of this Form 10-KSB. An index to the financial statement schedules required to be filed by Part II, Item 7 of this Form 10-KSB is set forth immediately before the attached financial statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending December 31, 2005 and the interim periods for 2006. The decision to change our independent auditor was approved by our Board of Directors.

None of the reports of Child, Sullivan & Company on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and Child, Sullivan & Company, for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

We provided Child, Sullivan & Company with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether Child, Sullivan & Company agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from Child, Sullivan & Company to such effect is attached as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006.

During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. Controls and Procedures

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 8B. Other Information

During the fourth quarter of the fiscal year ended December 31, 2005, there was no information required to be reported on Form 8K which was no previously reported.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is the name and age of each individual who was a director or executive officer of Celtic Cross Ltd. as of December 31, 2005, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Howard Bouch	60	Secretary/CFO/Director President	December 30, 2004 to present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Howard Bouch, Director/Secretary/CFO.

Mr. Bouch, age 60, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the NASDAQ Over the Counter under the symbol VVDB-OTC BB. Mr. Howard Bouch has 6 children and 1 grandchild.

The Officer and Director has not been involved in legal proceedings that impair his ability to perform his duties as Officer and Director.

Audit Committee.

The Board of Directors is the acting audit committee. There is currently no audit committee expert, as the Company does not have available funds to compensate such an individual.

ITEM 10. EXECUTIVE COMPENSATION.

(a) The Officer and Director of Celtic Cross Ltd receives no remuneration at this time.

(b) No remuneration is proposed to be in the future directly or indirectly by the corporation to its officer or director under any plan which is presently existing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of December 31, 2005. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of December 31, 2005.

The table is based upon information provided by our directors and executive officers.

Amount and Nature of Beneficial Ownership as of December 31, 2005.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Howard Bouch (1)	Grove House, 13 Low Seaton, Workington Cumbria, England CA141PR	633,334	18.67%

Jennie Bouch (1)	Grove House, 13 Low Seaton, Workington Cumbria, England CA141PR	333,333	9.83%
All officers and directors as a group		966,667	28.50%

(1) Mr. Howard Bouch is a Director of the Company and serves as President, Secretary and CFO. Mr. Bouch and Jennie Bouch are husband and wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party during or subsequent to the year ended December 31, 2005, in which any of the named persons set forth in Item 11 of Form 1-A, Model B, had or is to have a direct or indirect material interest.

Interest of named experts and counsel.

None.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB approximated:

2004: $1,000

2005: $13,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2004: $0

2005: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2004: $0

2005: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2004: $0

2005: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Celtic Cross Ltd.

                    By:/s/ Howard Bouch

Howard Bouch, President

Date:  3/31/2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By:/s/ Howard Bouch

Howard Bouch

President, Secretary, CFO

Date:  3/31/2006

CELTIC CROSS, LTD.

(A Development Stage Company)

Audited Financial Statements

For the Year Ended December 31, 2005,

and the Period of February 25, 2004 (date of inception)

through December 31, 2004,

Celtic Cross LTD.

(A Development Stage Company)

Audited Financial Statements

For the Year Ended December 31, 2005,

and the Period of February 25, 2004 (inception) through December 31, 2004

Table of Contents

                                                                                                                                                                        Page

Report of Independent Registered Public Accounting Firm                                                                                  21

Financial Statements

Balance Sheets                                                                                                                                                   22

Statements of Operations                                                                                                                                    23

Statements of Changes in Stockholders' Deficit                                                                                                    24

Statements of Cash Flows                                                                                                                                   25

Notes to Financial Statements                                                                                                                           26-30

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Kaysville, UT, 84037                                                                     Ph. 801-927-1337, Fax 801-927-1344

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Celtic Cross LTD.

We have audited the balance sheets of Celtic Cross LTD. (a development stage company) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2005, and the period of February 25, 2004 (inception) through December 31, 2004, and the period of February 25, 2004 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celtic Cross LTD. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, and for the period of February 25, 2004 (inception) to December 31, 2004, and for the period of February 25, 2004 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

S// Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

March 27, 2006

Celtic Cross, Ltd.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2005	2004
Assets
Current assets		.
Cash	$ 150	$ 29,605
Prepaid rent and deposits (note 5)	2,816	-
Total current assets	2,966	29,605
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(3,567)	(2,258)
Net fixed assets	655	1,964
Other assets
Intangible asset (note 3)	33,100	33,100
Total other assets	33,100	33,100

Total assets	$ 36,721	$ 64,669

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 12,937	$ 843
Current portion - note payable (note 3)	2,065	1,942
Total current liabilities	15,002	2,785
Long-term liabilities
Note payable, less current portion (note 3)	25,347	27,439
Total long-term liabilities	25,347	27,439

Total liabilities	40,349	30,224

Stockholders' deficit (note 4):
Common stock; $.001 par value, 75,000,000 shares
authorized, 3,390,000 shares issued & outstanding	3,390	3,390
Additional paid-in capital	72,010	72,010
Deficit accumulated during development stage	(79,028)	(40,955)
Total stockholders' deficit	(3,628)	34,445

Total liabilities and stockholders' deficit	$ 36,721	$ 64,669

See accompanying notes to financial statements.

Celtic Cross, Ltd.

(A Development Stage Company)

Statements of Operations

		February 25,	February 25,
	Year ended	2004 (inception)	2004 (inception)
	ended Dec. 31,	through Dec. 31,	through Dec. 31,
	2005	2004	2005

Revenues	$ -	$ -	$ -

Expenses
Consulting fees - related party (note 2)	-	15,000	15,000
Product and business development	1,966	6,899	8,865
Travel, meals and entertainment	1,370	3,957	5,327
Legal fees	5,623	515	6,138
Audit and accounting	14,350	870	15,220
Transfer agent	90	300	390
Organizational costs	-	404	404
Rent (note 5)	5,254	626	5,880
Depreciation	1,309	2,258	3,567
Interest expense (note 3)	3,005	1,747	4,752
Other general and administrative	5,106	8,379	13,485
Total expenses	38,073	40,955	79,028

Net loss & deficit accumulated during
development stage	$ (38,073)	$ (40,955)	$ (79,028)

Net loss per share	$ (.01)	$ (.01)

Weighted average common shares outstanding	3,390,000	3,257,042

See accompanying notes to financial statements.

Celtic Cross, Ltd.

(A Development Stage Company)

Statement of Changes in Stockholders' Deficit

For the Year Ended December 31, 2005,

and the periods of February 25, 2004 (date of inception) through December 31, 2004

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at February 25, 2004
(date of inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash	3,390,000	3,390	72,010	-	75,400

Net loss	-	-	-	(40,955)	(40,955)

Balance at December 31, 2004	3,390,000	3,390	72,010	(40,955)	34,445

Net loss	-	-	-	(38,073)	(38,073)

Balance at December 31, 2005	3,390,000	$ 3,390	$ 72,010	$ (79,028)	$ (3,628)

See accompanying notes to financial statements.

Celtic Cross, Ltd.

(A Development Stage Company)

Statements of Cash Flows

		February 25,	February 25,
	Year	2004 (inception)	2004 (inception)
	ended Dec. 31,	through Dec. 31,	through Dec. 31,
	2005	2004	2005

Operating activities
Net loss	$ (38,073)	$ (40,955)	$ (79,028)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	1,309	2,258	3,567

Changes in operating assets and liabilities:
Increase in prepaid rent and deposits	(2,816)	-	(2,816)
Increase in accounts payable	12,094	843	12,937

Net cash used in operating activities	(27,486)	(37,854)	(65,340)

Investing activities
Purchase of fixed assets	-	(4,222)	(4,222)
Net cash used in investing activities	-	(4,222)	(4,222)

Financing activities
Issuance of common shares for cash	-	75,400	75,400
Principal payments on note payable	(1,969)	(3,719)	(5,688)

Net cash provided by (used in) financing activities	(1,969)	71,681	69,712

Net increase (decrease) in cash	(29,455)	29,605	150
Cash at beginning of period	29,605	-	-
Cash at end of period	$ 150	$ 29,605	150

Supplemental disclosures:
Interest paid for in cash	$ 3,005	$ 1,747	$ 4,752
Non-cash investing and financing activities:
Purchase of investment property with
note payable	$ -	$ 30,104	$ 30,104

See accompanying notes to financial statements.

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005,

And the Period of February 25, 2004 (inception) through December 31, 2004

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Celtic Cross, Ltd. (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with SFAS #7.

Business Description

Celtic Cross, Ltd. (the Company) is a Nevada corporation organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website. The Company has elected a fiscal year end of December 31.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from February 25, 2004 (date of inception) through December 31, 2005 of approximately $79,028 will begin to expire in 2024. Accordingly, deferred tax assets of approximately $27,660 were offset by the valuation allowance, which increased by $13,326 in 2005.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates, such as depreciation. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the accelerated double-declining method based on estimated useful lives of 3 years.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $150 and $29,605 in cash and cash equivalents at December 31, 2005 and December 31, 2004, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through December 31, 2004, or for the year ended December 31, 2005.

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005,

and the Period of February 25, 2004 (inception) through December 31, 2004

1. Organization and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues will be recognized upon rent or sale of the property, or when the Company performs other travel related services. The Company has not recognized any revenues from its intended business purpose as of December 31, 2005 or December 31, 2004.

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005,

and the Period of February 25, 2004 (inception) through December 31, 2004

1. Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented. There were no potentially dilutive common share equivalents outstanding at December 31, 2005 or 2004 and, accordingly, the computation of net loss per share on a fully dilutive basis is the same as "primary" net loss per share.

Foreign Currency

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

Net gains and losses resulting from foreign exchange transactions are included in the statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2005 and December 31, 2004 was not material.

2.  Related Party Transactions

On April 22, 2004, the Company entered into a consulting agreement with an entity affiliated with its president/director. The entity was engaged to perform consulting services and provide office space for the Company for a term of six months commencing April 22, 2004, in exchange for $15,000. On December 30, 2004, the president/director resigned from his position with the Company.

For the period of February 25, 2004 (inception) through April 22, 2004 (see above paragraph), office space and services were provided without charge by the Company's President. Such costs are immaterial to the financial statements and have not been reflected therein.

3.  Intangible Asset & Long-term Liabilities

The Company has acquired an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties. These rights are granted in the form of points. In June of 2004, the Company purchased 315,000 points from FRI and was given a bonus of 300,000 additional points as an incentive. At December 31, 2005 and December 31, 2004, the Company had accumulated 615,000 points, and will receive 315,000 points on each anniversary date for the next 99 years. The points work as currency and are redeemable at any time at any FRI resort during the year. Although the points represent a specific interest in the Grand Desert Resort in Las Vegas, Nevada, they can be used at any time in exchange for accommodations at any of the other properties around the world owned by FRI.

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005,

and the Period of February 25, 2004 (inception) through December 31, 2004

3.  Intangible Asset & Long-term Liabilities (Cont'd)

As part of its business plan, the Company will put together travel packages for its customers, providing hotel accommodations at FRI resorts via redemption of its points. Since the actual undivided ownership interest in timeshare property real estate has a nominal value (based on the Company's share of the total cost of FRI resort properties), the entire value of the purchase price has been assigned to the points acquired in the transaction, which will be used to generate future cash flows for the Company. The points have been reported as an intangible asset in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The points do not have a finite useful life over which to amortize their cost, and will therefore be tested for impairment in accordance with SFAS No. 142. No impairment had been noted as of December 31, 2005 or 2004.

The contract sales price of the points was $33,100. During the period of February 25, 2004 (inception) through December 31, 2004, the Company made a $2,996 down payment, and principal payments totaling $723 resulting in a note payable balance of $29,381 at December 31, 2004. During the year ended December 31, 2005, the Company made $1,969 in principal payments, for a note payable balance of $27,412 at December 31, 2005. Interest expense for the year ended December 31, 2005 and the period of February 25, 2004 (inception) through December 31, 2004, was $3,005 and $1,747, respectively.

The note is being financed through FRI carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property. Future principal maturities of the note are as follows:

Payments due during the twelve months ending December 31:

2005	$ -
2006	2,065
2007	2,303
2008	2,570
2009	2,867
2010	3,198
Thereafter	14,409
Total	$ 27,412

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

Number of shares	Price per share	Cash received
900,000	$ .001	$ 900
950,000.01		9,500
1,000,000.03		30,000
380,000.05		19,000
160,000.10		16,000
3,390,000		$ 75,400

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005,

and the Period of February 25, 2004 (inception) through December 31, 2004

5.  Commitments and Contingencies

The Company entered into a lease agreement for office space in Nevada for a one-year period commencing April 1, 2005 with monthly rent payments of $400. The Company paid $4,800 for the entire year of rent up front, an initial security deposit of $1,200, and $625 for use of the lessor's office furniture for the term of the lease. Rent expense and amortization of the office furniture fund for the year ended December 31, 2005 was $3,809, resulting in $2,816 of prepaid rent and deposits at December 31, 2005.

The Company also pays approximately $120 monthly for office space in Canada, which includes telephone receptionist services. There is no lease and the agreement is cancelable at any time. Rent for this office space totaled $1,445 for 2005.

Total rent expense for the year ended December 31, 2005 and the period of February 25, 2004 (inception) through December 31, 2004 was $5,254 and $626, respectively.

6.  Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

The Company plans to mitigate the threat to its continuation by increasing its brand awareness throughout the United States, Europe, the Caribbean, and all international markets the Internet reaches, as well as to increase recognition and world wide market awareness by the use of market advertising, Internet advertising, referral incentive programs and affiliating with regional rental organizations and travel agents. Management also plans to offer rental units at popular convention locations using its Fairfield Resorts timeshare points, as well as other timeshare brands the Company might acquire.  The Company has developed a full service website to facilitate its ability to offer not only rental units, that it reserves using Fairfield points but also air, cruise, hotel and auto reservations. The Company's long-term goals will be to increase its timeshare points and to advertise product availability.

The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.