Form 10QSB
period 2006-03-31
Celtic Cross Ltd.
filed 2006-05-22
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-123774

Celtic Cross Ltd.

(Name of Small Business Issuer in its Charter)

                                                                                                        NEVADA                                                 86-1098668

                                                                                                       ---------------                                                --------------------

                                                                                        (State or Other Jurisdiction of                       (I.R.S. Employer I.D. No.)

                                                                                         incorporation or organization)

1172 Manitou Dr., NW

P.O. Box 363

Fox Island, WA 98333

-----------------------------

    (Address of Principle Executive Offices)

Issuer's Telephone Number: (253) 549-4336

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X No (2) Yes X No

---- ---- ---- ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [x]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date:

        March 31, 2006: Common Stock - 3,390,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format             Yes                 No     X

                                                                                                  -----               -----

CELTIC CROSS LTD.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                                                                             PAGE

Item 1. Financial Statements (unaudited):

Balance Sheet as of March 31, 2006                                                                                                                                                                             6

Statements of Operations for the three months ended

March 31, 2006 and 2005 and from February 25, 2004 (Inception) through

March 31, 2006                                                                                                                                                                                                                7

Statements of Cash Flows for the three months ended

March 31, 2006 and 2005 and from February 25, 2004 (Inception) through

March 31, 2006                                                                                                                                                                                                                8

Notes to Financial Statements for three months ended March 31, 2006 (unaudited)                                                                                     9-13

Item 2. Management's Plan of Operations                                                                                                                                                           11-12

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                                                            12

Item 2. Changes in Securities                                                                                                                                                                                      12

Item 3. Defaults upon Senior Securities                                                                                                                                                                    12

Item 4. Submission of Matters to a Vote of Securities Holders                                                                                                                             12

Item 5. Other Information                                                                                                                                                                                             12

Item 6. Exhibits and Reports on Form 8 - K                                                                                                                                                              13

Signatures and Certifications                                                                                                                                                                                 13-15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission. The unaudited financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of the results to be expected for a full year.

CELTIC CROSS, LTD.

(A Development Stage Company)

Unaudited Financial Statements

For the Three Months Ended March 31, 2006,

and the Period of February 25, 2004 (date of inception)

through March 31, 2006

Celtic Cross, Ltd.

(A Development Stage Company)

Balance Sheets

(Unaudited)

March 31,
2006
Assets
Current assets
Cash	$ 62
Prepaid rent and deposits (note 5)	1,304
Total current assets	1,366
Fixed assets
Office and computer equipment	4,222
Less accumulated depreciation	(3,676)
Net fixed assets	546
Other assets
Intangible asset (note 3)	33,100
Total other assets	33,100

Total assets	$ 35,012

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 21,520
Current portion - note payable (note 3)	2,122
Total current liabilities	23,642
Long-term liabilities
Note payable, less current portion (note 3)	24,785
Total long-term liabilities	24,785

Total liabilities	48,427

Stockholders' deficit (note 4):
Common stock; $.001 par value, 75,000,000 shares
authorized, 3,390,000 shares issued & outstanding	3,390
Additional paid-in capital	72,010
Deficit accumulated during development stage	(88,815)
Total stockholders' deficit	(13,415)

Total liabilities and stockholders' deficit	$ 35,012

See accompanying notes to unaudited financial statements.

Celtic Cross, Ltd.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			February 25,
	Three months	Three months	2004 (inception)
	ended March 31,	ended March 31,	through March 31,
	2006	2005	2006

Revenues	$ -	$ -	$ -

Expenses
Consulting fees - related party (note 2)	-	-	15,000
Product and business development	446	426	9,311
Travel, meals and entertainment	483	298	5,810
Legal fees	2,537	1,229	8,675
Audit and accounting	3,000	4,346	18,220
Transfer agent	195	-	585
Organizational costs	-	-	404
Rent (note 5)	1,512	386	7,392
Depreciation	109	327	3,676
Interest expense (note 3)	740	790	5,492
Other general and administrative	765	905	14,250
Total expenses	9,787	8,707	88,815

Net loss & deficit accumulated during
development stage	$ (9,787)	$ (8,707)	$ (88,815)

Net loss per share	$ (.00)	$ (.00)

Weighted average common shares outstanding	3,390,000	3,390,000

See accompanying unaudited notes to financial statements.

Celtic Cross, Ltd.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			February 25,
	Three months	Three months	2004 (inception)
	ended Mar. 31,	ended Mar. 31,	through Mar. 31,
	2006	2005	2006

Operating activities
Net loss	$ (9,787)	$ (8,707)	$ (88,815)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	109	327	3,676
Amortization of prepaid asset	1,512
Changes in operating assets and liabilities:
		-	(1,304)
Increase in accounts payable	8,583	5,299	21,520

Net cash used in operating activities	417	(3,081)	(64,923)

Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)

Financing activities
Issuance of common shares for cash	-	-	75,400
Principal payments on note payable	(505)	(123)	(6,193)

Net cash provided by (used in) financing activities	(505)	(123)	69,207

Net increase (decrease) in cash	(88)	(3,204)	62
Cash at beginning of period	150	29,605	-
Cash at end of period	$ 62	$ 26,401	62

Supplemental disclosures:
Interest paid for in cash	$ 740	$ 790	$ 5,492
Non-cash investing and financing activities:
Purchase of investment property with
note payable	$ -	$ 30,104	$ 30,104

See accompanying unaudited notes to financial statements.

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the three months ended March 31, 2006

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

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the three months ended March 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $62 and $150 in cash and cash equivalents at March 31, 2006 and December 31, 2005, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through March 31, 2006.

Recently Issued Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the three months ended March 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues will be recognized upon rent or sale of the property, or when the Company performs other travel related services. The Company has not recognized any revenues from its intended business purpose as of March 31, 2006 or December 31, 2005.

Earnings Per Share

The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented. There were no potentially dilutive common share equivalents outstanding during the periods shownand, accordingly, the computation of net loss per share on a fully dilutive basis is the same as "primary" net loss per share.

Foreign Currency

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

Net gains and losses resulting from foreign exchange transactions are included in the statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2006 are not material.

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the three months ended March 31, 2006

2.  Related Party Transactions

On April 22, 2004, the Company entered into a consulting agreement with an entity affiliated with its president/director. The entity was engaged to perform consulting services and provide office space for the Company for a term of six months commencing April 22, 2004, in exchange for $15,000. On December 30, 2004, the president/director resigned from his position with the Company. The Company did not engage in any related party transactions during the three months ended March 31, 2006.

For the period of February 25, 2004 (inception) through April 22, 2004 (see above paragraph), office space and services were provided without charge by the Company's President. Such costs are immaterial to the financial statements and have not been reflected therein.

3.  Intangible Asset & Long-term Liabilities

The Company has acquired an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties. These rights are granted in the form of points. In June of 2004, the Company purchased 315,000 points from FRI and was given a bonus of 300,000 additional points as an incentive. At March 31, 2006, the Company had accumulated 615,000 points, and will receive 315,000 points on each anniversary date for the next 99 years. The points work as currency and are redeemable at any time at any FRI resort during the year. Although the points represent a specific interest in the Grand Desert Resort in Las Vegas, Nevada, they can be used at any time in exchange for accommodations at any of the other properties around the world owned by FRI.

As part of its business plan, the Company will put together travel packages for its customers, providing hotel accommodations at FRI resorts via redemption of its points. Since the actual undivided ownership interest in timeshare property real estate has a nominal value (based on the Company's share of the total cost of FRI resort properties), the entire value of the purchase price has been assigned to the points acquired in the transaction, which will be used to generate future cash flows for the Company. The points have been reported as an intangible asset in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The points do not have a finite useful life over which to amortize their cost, and will therefore be tested for impairment in accordance with SFAS No. 142. No impairment had been noted as of March 31, 2006.

The contract sales price of the points was $33,100. During the period of February 25, 2004 (inception) through December 31, 2005, the Company made a $2,996 down payment, and principal payments totaling $6,191 resulting in a note payable balance of $27,412 at December 31, 2005. During the three months ended March 31, 2006, the Company made $505 in principal payments, for a note payable balance of $26,907 at March 31, 2006. Interest expense from inception through March 31, 2006, and for the three month periods ended March 31, 2006 and 2005, was $5,492, $740, and $790, respectively.

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the three months ended March 31, 2006

3.  Intangible Asset & Long-term Liabilities (Cont'd)

The note which is being financed through FRI carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property.

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memoranda as follows:

Number of shares	Price per share	Cash received
900,000	$ .001	$ 900
950,000.01		9,500
1,000,000.03		30,000
380,000.05		19,000
160,000.10		16,000
3,390,000		$ 75,400

Celtic Cross, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the three months ended March 31, 2006

5.  Commitments and Contingencies

The Company entered into a lease agreement for office space in Nevada for a one-year period commencing April 1, 2005 with monthly rent payments of $400. The Company paid $4,800 for the entire year of rent up front, an initial security deposit of $1,200, and $625 for use of the lessor's office furniture for the term of the lease. Rent expense and amortization of the office furniture fund for the period ended March 31, 2006 and December 31, 2005 was $1,512 and $3,809 respectively, resulting in $1,304 and $2,816 of prepaid rent and deposits at March 31, 2006 and December 31, 2005.

The Company also pays approximately $120 monthly for office space in Canada, which includes telephone receptionist services. There is no lease, and the agreement is cancelable at any time. Rent for this office space totaled $1,445 for 2005. There was no charge in the three months ended March 31, 2006 and $386 charged in the three months ended March 31, 2005.

Total rent expense for the three months ended March 31, 2006 and March 31, 2005 was $1,512 and $386, respectively.

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

The Company plans to mitigate the threat to its continuation by increasing its brand awareness throughout the United States, Europe, the Caribbean, and all international markets the Internet reaches, as well as to increase recognition and world wide market awareness by the use of market advertising, Internet advertising, referral incentive programs and affiliating with regional rental organizations and travel agents. Management also plans to offer rental units at popular convention locations using its Fairfield Resorts timeshare points, as well as other timeshare brands the Company might acquire.  The Company has developed a full service website to facilitate its ability to offer not only rental units, that it reserves using Fairfield points, but also air, cruise, hotel and auto reservations. The Company's long-term goals will be to increase its timeshare points and to advertise product availability.

The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Item 2. Management's Plan of Operations.

Celtic Cross Ltd. was incorporated in the State of Nevada on February 25, 2004. Since its inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings. It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in the ordinary course of business.

GENERAL

The Company is in the business of providing travel bookings and timeshare rentals and sales. Celtic Cross Ltd. was formed on February 25, 2004 as a "For Profit" corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service Internet Celtic Cross Travel website. Our website was completed in the third quarter of 2005. The website offers rental accommodations in resorts that are part of Fairfield Resorts Inc. as well as a full service travel agency with abilities to reserve airfares, car rentals and other hotel accommodations as well. It will also offer timeshare units for sale at a price premium to the purchase price paid by the Company.

In June of 2004, the Company purchased 315,000 points from Fairfield Resorts Inc and was given a bonus of 300,000 additional points as an incentive. The Company receives 300,000 points on each anniversary date for the next 99 years. The maintenance at the Fairfield facilities are the responsibility of Fairfield Resorts Inc., however, the Company pays a monthly fee to Fairfield for this service. The maintenance fee is $141.00 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points can be used to rent vacation or business use accommodations. The Company books space in the resorts and rents these accommodations based on time and market conditions. The Company has not been engaged in any operating activities to date.

The Company's website can be viewed at www.celticcrosstravel.com that has a link to our internet travel site. The website offers rental accommodations in resorts that are part of Fairfield Resorts Inc. as well as a full service travel agency with abilities to reserve airfares, car rentals and other hotel accommodations. A commission or booking fee is paid to the Company for all air fares, cruises, other hotel accommodations, and car rental reservations that are booked through the Company's website. This feature of the website is now currently active by clicking on "Travel" on the Celtic Cross, Ltd. home page.

The Company purchased the travel website platform from Travelnow.com and will receive commissions or booking fees on all travel related reservations initiated by Celtic Cross Ltd.

The Company will continue to develop the full service travel website that will offer not only our rental units that we reserve using Fairfield points, but also Air, Cruise, Hotel and Auto reservations.

The Company does not act as a property manager, real estate agent or landlord. The Company will hire these services as needed.

Management believes that a substantial international market already exists for independent full service Internet travel websites and the non-owned casual usage of fully developed timeshare properties. The timeshare facilities are located in every major resort and holiday venue and lend themselves to single visitation temporary rental programs as planned by Celtic Cross, Ltd. Shared vacation ownership and timeshare is a relatively new real estate based business opportunity.

Marketing

According to information from Resort Condominiums, LLC (RCI), our target market wants to spend time with family and less time planning trips.  Unlike standard hotel rooms, timeshare rental, often with two or three bedrooms, can easily accommodate larger families with children and friends or couples traveling together in a well-appointed accommodation with social activities, entertainment, pools, tennis courts and other free amenities.

Most vacation ownership condominiums have two bedrooms and two baths, and unit sizes range from studios to three or more bedrooms. Most units include a fully equipped kitchen with dining area, washer and dryer, stereo, televisions, VCRs and more. Timeshare resort amenities rival those of other top-rated resort properties and may include planned children's activities, swimming pools, tennis, Jacuzzi, golf and bicycles as well as spa and exercise facilities. Others feature boating, skiing, restaurants and equestrian facilities on-site or nearby.

With vacation rentals, consumers have the opportunity to purchase time at quality resorts offering an array of amenities in popular international destinations. In fact, there are now more than 5,400 resorts in some 100 countries around the world, and annual vacation ownership sales are estimated to be in excess of $9.4 billion. Today, 3 million U.S. households own 4.9 million weeks at nearly 1,600 resorts.

Outlook

According to the American Resort Development Association, the concept was originated in the French Alps in the 1960s. Now, 44 years later, it is firmly positioned as one of the most popular vacation options enjoyed by today's leisure travelers. Millions of owners have found timeshares' spacious floor plans and home-like amenities very attractive when compared with traditional hospitality products. Truly a home away from home, vacation ownership provides the space and flexibility needed to easily accommodate families and larger traveling parties in single, full service accommodations with multi bedroom or attached units. Celtic Cross Ltd. believes an even larger market exists for one time single usage of these facilities by individuals and families who do not wish to own, but would rather rent on an "As Needed" basis from a company such as Celtic Cross Ltd.

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund its marketing efforts. The Company intends to obtain working capital from the sale of product and through private investments made by third parties.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Celtic carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Celtic's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Celtic's disclosure controls and procedures were effective.

Celtic also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Changes in Internal Controls

There were no significant changes in Celtic's internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-QSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item.2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed herewith:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                        CELTIC CROSS LTD

Date: 3/15/06                                                                                   By: /s/ Howard Bouch

                                                                                                        President CFO and Director