Form 10QSB
period 2006-06-30
eSavingsStore.com, Inc.
filed 2006-08-21
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-123774

eSavingsStore.com, Inc. (formerly Celtic Cross, Ltd.)

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

1172 Manito Dr., NW

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No X .

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date:

August 15, 2006: Common Stock - 101,700,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes             No   X

                                                                                    -----           -----

eSavingsStore.com, Inc.

(formerly Celtic Cross, Ltd.)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                                                                                                                     PAGE

Item 1. Financial Statements (unaudited):

Balance Sheets as of June 30, 2006 and December 31, 2005                                                                                                                                                                         5

Statements of Operations for the three and six months ended

June 30, 2006 and 2005 and from Inception through

June 30, 2006                                                                                                                                                                                                                                                        6

Statements of Cash Flows for the six months ended

June 30, 2006 and 2005 and from Inception through

June 30, 2006                                                                                                                                                                                                                                                        7

Notes to Financial Statements (unaudited)                                                                                                                                                                                                 8-10

Item 2. Management's Plan of Operations                                                                                                                                                                                                 11-12

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                                                                                                12

Item 2. Changes in Securities                                                                                                                                                                                                                           12

Item 3. Defaults upon Senior Securities                                                                                                                                                                                                         12

Item 4. Submission of Matters to a Vote of Securities Holders                                                                                                                                                                  12

Item 5. Other Information                                                                                                                                                                                                                                  12

Item 6. Exhibits and Reports on Form 8 - K                                                                                                                                                                                                   13

Signatures and Certifications                                                                                                                                                                                                                         13-15

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

ESAVINGSTORE.COM (FORMERLY CELTIC CROSS, LTD.)

(A Development Stage Company)

Unaudited Financial Statements

For the Six Months Ended June 30, 2006 and 2005,

and the Period of February 25, 2004 (date of inception)

through June 30, 2006,

eSavingStore.com (formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets		.
Cash	$ 59	$ 150
Prepaid rent and deposits (note 5)	-	2,816
Total current assets	59	2,966
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(3,786)	(3,567)
Net fixed assets	436	655
Other assets
Intangible asset (note 3)	33,100	33,100
Total other assets	33,100	33,100

Total assets	$ 33,595	$ 36,721

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 27,576	$ 12,937
Current portion - note payable (note 3)	2,181	2,065
Total current liabilities	29,757	15,002
Long-term liabilities
Note payable, less current portion (note 3)	24,230	25,347
Total long-term liabilities	24,230	25,347

Total liabilities	53,987	40,349

Stockholders' deficit (note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 101,700,000 shares issued & outstanding	101,700	101,700
Additional paid-in capital	(26,300)	(26,300)
Deficit accumulated during development stage	(95,792)	(79,028)
Total stockholders' deficit	(20,392)	(3,628)

Total liabilities and stockholders' deficit	$ 33,595	$ 36,721

See accompanying notes to financial statements.

eSavingStore.com (formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Statements of Operations

 (unaudited)

					Cumulative
	For the Three Months		For the Six Months		from Inception,
	Ended June 30,		Ended June 30,		Feb. 25, 2004
	2006	2005	2006	2005	to June 30, 2005

Revenue:
Revenue from operations	$ 4,000	$ -	$ 4,000	$ -	$ 4,000

Expenses:
Consulting fees - related party	-	-	-	-	15,000
Product & business development	446	148	892	148	9,757
Travel, meals and entertainment	631	972	1,114	1,270	6,441
Legal fees	300	2,681	2,837	3,910	8,975
Audit & accounting	4,650	5,205	7,650	9,550	22,870
Transfer agent	850	90	1,045	90	1,435
Organizational costs	-	-	-	-	404
Rent (note 5)	1,304	1,843	2,816	2,229	8,696
Depreciation	109	327	219	654	3,785
Interest expense (note 4)	746	783	1,486	1,572	6,238
Other general & administrative	1,941	2,487	2,705	3,819	16,191
Total expenses	10,977	14,536	20,764	23,242	99,792

Net income (loss) from operations	(6,977)	(14,536)	(16,764)	(23,242)	(95,792)

Net loss before income taxes	(6,977)	(14,536)	(16,764)	(23,242)	(95,792)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$ (6,977)	$ (14,536)	$ (16,764)	$ (23,242)	$ (95,792)

Net income (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average outstanding shares	101,700,000	101,700,000	101,700,000	101,700,000

See accompanying notes to financial statements.

eSavingStore.com (formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Statements of Cash Flows

			Cumulative
	For the Six	For the Six	from Inception,
	Months Ended	Months Ended	Feb. 25, 2004
	June 30, 2006	June 30, 2005	to June 30, 2006

Operating Activities
Net loss	$ (16,764)	$ (23,242)	$ (95,792)

Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	219	654	3,786

Changes in operating assets and liabilities:
Decrease (increase) in prepaids and deposits	2,816	(5,841)	-
Increase in accounts payable	14,639	11,867	27,576
Cash provided by (used in) operating activities	910	(16,562)	(64,430)

Investing Activities
Purchase of fixed assets	-	-	(4,222)
Cash used in financing activities	-	-	(4,222)

Financing Activities
Issuance of shares for cash	-	-	75,400
Principal payments on note payable	(1,001)	(1,026)	(6,689)
Cash provided by (used in) financing activities	(1,001)	(1,026)	68,711

Net change in cash	(91)	(17,588)	59
Cash at beginning of the period	150	29,605	-

Cash at end of the period	$ 59	$ 12,017	$ 59
Supplemental Disclosures:
Interest paid in cash	$ 1,486	$ 1,572	$ 4,065
Income taxes paid in cash	$ -	$ -	$ -

Non-cash investing and financing activities:
Purchase of timeshare property with
note payable	$ -	$ -	$ 30,104

See accompanying notes to financial statements.

eSavingStore.com (formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

For the six months ended June 30, 2006

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of eSavingStore.com (formerly Celtic Cross, Ltd.) (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."

Business Description

ESavingStore.com (formerly Celtic Cross, Ltd.) (the Company) is a Nevada corporation organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website. The Company has elected a fiscal year end of December 31.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109, "Accounting for Income Taxes," to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Due to the uncertainty of their utilization in future periods, minimal development stage deferred tax assets of approximately $33,527 arising as a result of net operating loss carryforwards of $95,792 have been offset completely by a valuation allowance, which increased by approximately $5,867 and $8,135 during the six months ended June 30, 2006 and 2005, respectively.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $59 and $150 in cash and cash equivalents at June 30, 2006 and December 31, 2005, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the six months ended June 30, 2006 or 2005.

eSavingStore.com (formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

For the six months ended June 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 states that an entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This statement improves financial reporting by eliminating the exemption from applying statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29." This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67." This statement amends FASB Statements No. 66 and 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

eSavingStore.com (formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

For the six months ended June 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues will be recognized upon rent or sale of the property, or when the Company performs other travel related services. The Company has recognized revenue of $4,000 from its intended business purposes as of June 30, 2006.

Earnings Per Share

The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. There were no potentially dilutive common share equivalents outstanding during the periods shown and, accordingly, the computation of net loss per share on a fully dilutive basis is the same as "primary" net loss per share.

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

2.  Related Party Transactions

On April 22, 2004, the Company entered into a consulting agreement with an entity affiliated with its president/director. The entity was engaged to perform consulting services and provide office space for the Company for a term of six months commencing April 22, 2004, in exchange for $15,000. On December 30, 2004, the president/director resigned from his position with the Company. The Company did not engage in any related party transactions during the three months ended June 30, 2006.

eSavingStore.com (formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

For the six months ended June 30, 2006

3.  Intangible Asset & Long-term Liabilities

The Company has acquired an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties. These rights are granted in the form of points. In June of 2004, the Company purchased 315,000 points from FRI and was given a bonus of 300,000 additional points as an incentive. At June 30, 2006 the Company had accumulated 615,000 points, and will receive 315,000 points on each October anniversary date for the next 99 years. The points work as currency and are redeemable at any time at any FRI resort during the year. Although the points represent a specific interest in the Grand Desert Resort in Las Vegas, Nevada, they can be used at any time in exchange for accommodations at any of the other properties around the world owned by FRI.

As part of its business plan, the Company will put together travel packages for its customers, providing hotel accommodations at FRI resorts via redemption of its points. Since the actual undivided ownership interest in timeshare property real estate has a nominal value (based on the Company's share of the total cost of FRI resort properties), the entire value of the purchase price has been assigned to the points acquired in the transaction, which will be used to generate future cash flows for the Company. The points have been reported as an intangible asset in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The points do not have a finite useful life over which to amortize their cost, and will therefore be tested for impairment in accordance with SFAS No. 142. No impairment had been noted as of June 30, 2006.

The contract sales price of the points was $33,100. During the period of February 25, 2004 (inception) through December 31, 2005, the Company made a $2,996 down payment, and principal payments totaling $2,692 resulting in a note payable balance of $27,412 at December 31, 2005. During the six months ended June 30, 2006, the Company made $1,001 in principal payments, for a note payable balance of $26,411 at June 30, 2006. Interest expense from inception through June 30, 2006 and the six months ended June 30, 2006 and 2005, was $6,238, $1,486 and $1,572 respectively.

The note is being financed through FRI carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property.

eSavingStore.com (formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

For the six months ended June 30, 2006

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

5.  Commitments and Contingencies

The Company entered into a lease agreement for office space in Nevada for a one-year period commencing April 1, 2005 with monthly rent payments of $400. The Company paid $4,800 for the entire year of rent up front, an initial security deposit of $1,200, and $625 for use of the lessor's office furniture for the term of the lease. The initial security deposit was applied towards an additional three months rent during the period. Rent expense and office furniture fund amortization for the six months ended June 30, 2006 and 2005 was $2,816 and $1,714, respectively, resulting in $0 prepaid rent at June 30, 2006..

The Company also pays approximately $120 monthly for office space in Canada, which includes telephone receptionist services. There is no lease and the agreement is cancelable at any time. Rent expense for the six months ended June 30, 2006 and 2005 was $0 and $515, respectively.

Total rent expense for the six months ended June 30, 2006 and 2005 was $2,816 and $2,229, respectively.

eSavingStore.com (formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

For the six months ended June 30, 2006

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

7. Subsequent Events

On July 1, 2006, the Company's Board of Directors voted to increase the Company's issued and outstanding shares by causing the common shares to be split forward based on 30:1 expansion of the issued and outstanding shares to shareholders of record on July 15, 2006.

On July 6, 2006, John McLane joined the Company and will serve as President and CEO. Mr. McLane is currently the president and a principal of Mobius Asset Management, Inc., a Commodity Trading Advisor in Scottsdale, Arizona, and Perfect Travel and Promotions, an Internet based Travel Promotion Company with thousands of clients nationwide headquartered in Daytona Beach, Florida. Howard Bouch will remain a Director and will serve as CFO.

On July 10, 2006, the Board of Directors voted to increase the Company's authorized common shares to one billion shares.

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingsStore.com, Inc.

Item 2. Management's Plan of Operations.

eSavingStore.com (formerly Celtic Cross, Ltd.) was incorporated in the State of Nevada on February 25, 2004. Since its inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings. It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in the ordinary course of business.

GENERAL

The Company is in the business of providing travel bookings and timeshare rentals and sales. eSavingStore.com (formerly Celtic Cross, Ltd.) was formed on February 25, 2004 as a "For Profit" corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward. Our services can be accessed via our website, which offers rental accommodations in resorts that are part of Fairfield Resorts, Inc., as well as our full service travel agency capabilities to reserve airfares, car rentals and other hotel accommodations. It also offers timeshare units for sale at a price premium to the purchase price paid by the Company.

In June of 2004, the Company purchased 300,000 points from Fairfield Resorts, Inc and was given a bonus of 300,000 additional points as an incentive. The Company receives 300,000 points on each anniversary date for the next 99 years. The maintenance at the Fairfield facilities are the responsibility of Fairfield Resorts, Inc., however, the Company pays a monthly fee to Fairfield for this service. The maintenance fee is $141.00 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points can be used to rent vacation or business use accommodations. The Company books space in the resorts and rents these accommodations based on time and market conditions. Once the Company's website is completed, the Company can commence retail business activity, however, the Company has engaged in minimal operating activities to date.

Our website can be viewed at www.celticcrosstravel.com, and offers rental accommodations in resorts that are part of Fairfield Resorts Inc. as well as a full service travel agency with abilities to reserve airfares, car rentals and other hotel accommodations. A commission or booking fee is paid to the Company for all air fares, cruises, other hotel accommodations, and car rental reservations that are booked through the Company's website. This feature of the website is now currently active by clicking on "Travel" on the eSavingStore.com (formerly Celtic Cross, Ltd.) home page.

The Company purchased the travel website platform from Travelnow.com and will receive commissions or booking fees on all travel related reservations initiated by eSavingStore.com (formerly Celtic Cross, Ltd.)

The Company will continue to develop the full service travel website that will offer not only our rental units that we reserve using Fairfield points, but also air, cruise, hotel and auto reservations.

The Company does not act as a property manager, real estate agent or landlord. The Company will hire these services as needed.

Management believes that a substantial international market already exists for independent full service Internet travel websites and the non-owned casual usage of fully developed timeshare properties. The timeshare facilities are located in every major resort and holiday venue and lend themselves to single visitation temporary rental programs as planned by eSavingStore.com (formerly Celtic Cross, Ltd.). Shared vacation ownership and timeshare is a relatively new real estate based business opportunity.

Marketing

According to information from Resort Condominiums LLC. (RCI), our target market wants to spend time with family and less time planning trips.  Unlike standard hotel rooms, timeshare rental, often with two or three bedrooms, can easily accommodate larger families with children and friends or couples traveling together in a well-appointed accommodation with social activities, entertainment, pools, tennis courts and other free amenities.

Most vacation ownership condominiums have two bedrooms and two baths, unit sizes range from studios to three or more bedrooms. Most units include a fully equipped kitchen with dining area, washer and dryer, stereo, televisions, VCRs and more. Timeshare resort amenities rival those of other top-rated resort properties and may include planned children's activities, swimming pools, tennis, Jacuzzi, golf and bicycles as well as spa and exercise facilities. Others feature boating, skiing, restaurants and equestrian facilities on-site or nearby.

With vacation rentals, consumers have the opportunity to purchase time at quality resorts offering an array of amenities in popular international destinations. In fact, there are now more than 5,400 resorts in some 100 countries around the world and annual vacation ownership sales are estimated to be in excess of $9.4 billion. Today, 3 million U.S. households own 4.9 million weeks at nearly 1,600 resorts.

Outlook

According to the American Resort Development Association, the concept was originated in the French Alps in the 1960s. Now, 44 years later, it is firmly positioned as one of the most popular vacation options enjoyed by today's leisure travelers. Millions of owners have found timeshares' spacious floor plans and home-like amenities very attractive when compared with traditional hospitality products. Truly a home away from home, vacation ownership provides the space and flexibility needed to easily accommodate families and larger traveling parties in single, full service accommodations with multi bedroom or attached units. eSavingStore.com (formerly Celtic Cross, Ltd.) believes an even larger market exists for one time single usage of these facilities by individuals and families who do not wish to own, but would rather rent on an "As Needed" basis from a company such as eSavingStore.com (formerly Celtic Cross, Ltd.)

LIQUIDITY

During the next 12 months, the Company will need significant working capital to fund its marketing efforts. The Company intends to obtain working capital from the sale of product and through private investments made by third parties.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed herewith:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

July 20, 2006 filed with the SEC on EDGAR

July 28, 2006 filed with the SEC on EDGAR

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eSavingsStore.com Inc.

(formerly Celtic Cross, Ltd.)

/s/ John McLane

Date: 08/15/06                                                                                                                         By: /s/ John McLane

President CEO and Director

By: /s/ Howard Bouch

Howard Bouch

CFO and Director