Form 10QSB
period 2006-09-30
eSavingsStore.com, Inc.
filed 2006-11-20
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended September 30, 2006

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

                                        November 15, 2006:         Common Stock - 101,700,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

                Transitional Small Business Issuer Format     Yes             No         X

                                                                                                         -----                -----

eSavingsStore.com, Inc.

(formerly Celtic Cross, Ltd.)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                                                                             PAGE

Item 1. Financial Statements (unaudited):

Balance Sheets as of September 30, 2006 and December 31, 2005                                                                                                                     5

Statements of Operations for the three and nine months ended

September 30, 2006 and 2005 and from Inception through

September 30, 2006                                                                                                                                                                                                    6

Statements of Cash Flows for the nine months ended

September 30, 2006 and 2005 and from Inception through

September 30, 2006                                                                                                                                                                                                    7

Notes to Financial Statements (unaudited)                                                                                                                                                         8-10

Item 2. Management's Plan of Operations                                                                                                                                                         11-12

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                                                      12

Item 2. Changes in Securities                                                                                                                                                                                12

Item 3. Defaults upon Senior Securities                                                                                                                                                              12

Item 4. Submission of Matters to a Vote of Securities Holders                                                                                                                       12

Item 5. Other Information                                                                                                                                                                                       12

Item 6. Exhibits and Reports on Form 8 - K                                                                                                                                                        13

Signatures and Certifications                                                                                                                                                                             13-15

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

eSAVINGSSTOR.COM (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2006,

and the Period of February 25, 2004 (date of inception)

through September 30, 2006,

esavingstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2006	2005
Assets
Current assets		.
Cash	$ -	$ 150
Prepaid rent and deposits (note 5)	-	2,816
Total current assets	-	2,966
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(3,895)	(3,567)
Net fixed assets	327	655
Other assets
Intangible asset (note 3)	33,100	33,100
Total other assets	33,100	33,100

Total assets	$ 33,427	$ 36,721

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 4,605	$ 12,937
Current portion - note payable (note 3)	2,241	2,065
Total current liabilities	6,846	15,002
Long-term liabilities
Note payable, less current portion (note 3)	23,672	25,347
Total long-term liabilities	23,672	25,347

Total liabilities	30,518	40,349

Stockholders' deficit (note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 101,700,000 shares issued & outstanding	101,700	101,700
Additional paid-in capital	(26,300	(26,300)
Deficit accumulated during development stage	(72,491)	(79,028)
Total stockholders' deficit	2,909	(3,628)

Total liabilities and stockholders' deficit	$ 33,427	$ 36,721

See accompanying notes to financial statements.

esavingstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Statements of Operations

					Cumulative
	For the Three Months		For the Nine Months		from Inception,
	Ended September 30,		Ended September 30,		Feb. 25, 2004
	2006	2005	2006	2005	to Sep. 30, 2006

Revenue:
Revenue from operations	$ 27,576	$ -	$ 31,576	$ -	$ 31,576

Expenses:
Consulting fees - related party	-	-	-	-	15,000
Product & business development	446	18	1,338	166	10,203
Travel, meals and entertainment	-	100	1,114	1,370	6,441
Legal fees	711	1,426	3,548	5,336	9,686
Audit & accounting	575	1,400	8,225	10,950	23,445
Transfer agent	850	-	1,895	90	2,285
Organizational costs	-	-	-	-	404
Rent (note 5)	-	1,513	2,816	3,742	8,696
Depreciation	110	328	329	982	3,895
Interest expense (note 4)	725	782	2,211	2,354	6,963
Other general & administrative	858	1,456	3,563	5,275	17,049
Total expenses	4,275	7,023	25,039	30,265	104,067

Net income (loss) from operations	23,301	(7,023)	6,537	(30,265)	(72,491)

Net income (loss) before income taxes	23,301	(7,023)	6,537	(30,265)	(72,491)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$ 23,301	$ (7,023)	$ 6,537	$ (30,265)	$ (72,491)

Net income (loss) per common share	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

Weighted average outstanding shares	101,700,000	101,700,000	101,700,000	101,700,000

See accompanying notes to financial statements.

esavingstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Statements of Cash Flows

			Cumulative
	For the Nine	For the Nine	from Inception,
	Months Ended	Months Ended	Feb. 25, 2004
	Sep. 30, 2006	to Sep. 30, 2005	to Sep. 30, 2006

Operating Activities
Net profit (loss)	$ 6,537	$ (30,265)	$ (72,491)

Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	329	982	3,895
Revenues from sale of travel points in exchange for settlement of accounts payable	(27,576)	-	(27,576)

Changes in operating assets and liabilities:
Decrease (increase) in prepaids and deposits	2,816	(4,329)	-
Increase in accounts payable	19,243	14,404	32,181
Cash used in operating activities	1,349	(19,208)	(63,991)

Investing Activities
Purchase of fixed assets	-	-	(4,222)
Cash used in financing activities	-	-	(4,222)

Financing Activities
Issuance of shares for cash	-	-	75,400
Principal payments on note payable	(1,499)	(1,470)	(7,187)
Cash provided by (used in) financing activities	(1,499)	(1,470)	68,213

Net change in cash	(150)	(20,678)	-
Cash at beginning of the period	150	29,605	-

Cash at end of the period	$ -	$ 8,927	$ -
Supplemental Disclosures:
Interest paid in cash	$ 2,211	$ 2,354	$ 6,963

Non-cash investing and financing activities:
Purchase of timeshare property with
note payable	$ -	$ -	$ 30,104
Settlement of debt through sale of
travel points	$ 27,576	$ -	$ 27,576

See accompanying notes to financial statements.

esavingstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the nine months ended September 30, 2006

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of eSavingStore.com, Inc. (formerly Celtic Cross, Ltd.) (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with SFAS #7.

Business Description

eSavingStore.com, Inc. (formerly Celtic Cross, Ltd.) (the Company) is a Nevada corporation organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website. The Company has elected a fiscal year end of December 31.

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc.

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

(A Development Stage Company)

Notes to Financial Statements

For the nine months ended September 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $nil and $150 in cash and cash equivalents at September 30, 2006 and December 31, 2005, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through December 31, 2005, or for the nine months ended September 30, 2006.

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

(A Development Stage Company)

Notes to Financial Statements

For the nine months ended September 30, 2006

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

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues will be recognized upon rent or sale of the property, or when the Company performs other travel related services. The Company has recognized any revenue of $31,576 from its intended business purpose as of September 30, 2006.

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

Net gains and losses resulting from foreign exchange transactions are included in the statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2006.

esavingstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the nine months ended September 30, 2006

2.  Related Party Transactions

On April 22, 2004, the Company entered into a consulting agreement with an entity affiliated with its president/director. The entity was engaged to perform consulting services and provide office space for the Company for a term of six months commencing April 22, 2004, in exchange for $15,000. On December 30, 2004, the president/director resigned from his position with the Company. The Company did not engage in any related party transactions during the nine months ended September 30, 2006.

For the period of February 25, 2004 (inception) through April 22, 2004 (see above paragraph), office space and services were provided without charge by the Company's President. Such costs are immaterial to the financial statements and have not been reflected therein.

3.  Intangible Asset & Long-term Liabilities

The Company has acquired an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties. These rights are granted in the form of points. In June of 2004, the Company purchased 315,000 points from FRI and was given a bonus of 300,000 additional points as an incentive. At September 30, 2006 the Company had accumulated 930,000 points, and will receive 315,000 points on each anniversary date for the next 99 years. The points work as currency and are redeemable at any time at any FRI resort during the year. Although the points represent a specific interest in the Grand Desert Resort in Las Vegas, Nevada, they can be used at any time in exchange for accommodations at any of the other properties around the world owned by FRI.

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

The contract sales price of the points was $33,100. During the period of February 25, 2004 (inception) through December 31, 2005, the Company made a $2,996 down payment, and principal payments totaling $6,191 resulting in a note payable balance of $27,412 at December 31, 2005. During the nine months ended September 30, 2006, the Company made $1,499 in principal payments, for a note payable balance of $25,913 at September 30, 2006. Interest expense from inception through September 30, 2006 and the nine months ended September 30, 2006 and 2005, was $6,963, $2,211 and $2,354 respectively.

On August 25, 2006, the Company entered into an agreement with one of its vendors whereby the Company sold 600,000 of its travel points to the vendor to settle debts totaling $27,576. The transaction reduced the Company's available points to 330,000 at September 30, 2006.

esavingstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the nine months ended September 30, 2006

3.  Intangible Asset & Long-term Liabilities (Cont'd)

The note is being financed through FRI carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property.

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

Number of shares	Price per share	Cash received
27,000,000	$ .001	$ 900
28,500,000.01		9,500
30,000,000.03		30,000
11,400,000.05		19,000
4,800,000.10		16,000
101,700,000		$ 75,400

On July 1, 2006, the Board of Directors authorized a 30:1 forward stock split. The number of shares issued in accordance with private offerings in 2004 as listed above include the effects of the split.

On July 10, 2006, the Board of Directors voted to increase the Company's authorized common shares from 75,000,000 to 1,000,000,000 shares.

5.  Commitments and Contingencies

The Company entered into a lease agreement for office space in Nevada for a one-year period commencing April 1, 2005 with monthly rent payments of $400. The Company paid $4,800 for the entire year of rent up front, an initial security deposit of $1,200, and $625 for use of the lessor's office furniture for the term of the lease. The initial security deposit was applied towards an additional three months rent during the period. Rent expense and amortization of the office furniture fund for the periods ended September 30, 2006 and December 31, 2005 was $2,816 and $3,809, respectively, resulting in $0 and $2,816 of prepaid rent and deposits at September 30, 2006 and December 31, 2005.

The Company also pays approximately $120 monthly for office space in Canada, which includes telephone receptionist services. There is no lease and the agreement is cancelable at any time. Rent for this office space totaled $1,445 for 2005. There were no charge in the nine months ended September 30, 2006 and $515 charged in the nine months ended September 30, 2005.

Total rent expense for the nine months ended September 30, 2006 and September 30, 2005 was $2,816 and $3,742, respectively.

esavingstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the nine months ended September 30, 2006

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

7.  Subsequent Events

On October 24, 2006, the Company entered into a Consulting Agreement with Wannigan Capital Corp. (the Consultant), whereby the Consultant will prepare all necessary regulatory and statutory filings required of the Company to maintain its fully reporting status and to act as liaison between the Company and its Auditor. The Company agreed to compensate Consultant for its services by the delivery to the Consultant of 300,000 Points from Fairfield Resorts and payment to the Consultant a fee of $ 3,000. Legal, filing and accounting expense will be borne by the Company for the term of this Agreement, which is a three month period commencing the 15th day of October 2006.

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

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingsStore.com, Inc

On August 25, 2006 the Company agreed that Wannigan Capital Corp would purchase the 600,000 points in Fairfield from the Company in full satisfaction of the $27,575.68 indebtedness owed by the Company to Wannigan at June 30, 2006.

On October 24, 2006 the Company entered into a Consulting Agreement with Wannigan Capital Corp to prepare all necessary regulatory and statutory filings required of the Company to maintain its fully reporting status and to act as liaison between the Company and its Auditor. The Company agreed to compensate Consultant for its services by the delivery to the Consultant of 300,000 Points from Fairfield Resorts and payment to the Consultant a fee of $ 3,000. Legal, Filing and Accounting expense will be born by the Company for the term of this Agreement. The agreement is for a term of three months commencing the 15th day of October 2006.

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

In June of 2004, the Company purchased 300,000 points from Fairfield Resorts, Inc and was given a bonus of 300,000 additional points as an incentive. The Company receives 300,000 points on each anniversary date for the next 99 years. The maintenance at the Fairfield facilities are the responsibility of Fairfield Resorts, Inc., however, the Company pays a monthly fee to Fairfield for this service. The maintenance fee is $141.00 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points can be used to rent vacation or business use accommodations. The Company books space in the resorts and rents these accommodations based on time and market conditions. Once the Company's website is completed, the Company can commence retail business activity, however, the Company has engaged in minimal operating activities to date. At September 30, 2006, the Company had accumulated 930,000 points, of which 600,000 were sold to a vendor in exchange for settlement of accounts payable, resulting in 330,000 remaining points.

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

None.

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

(formerly Celtic Cross, Ltd.)

                                                                                                                                                                    /s/ John McLane

Date: 11/15/06                                                                                                                                     By: John McLane

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