Form 10QSB/A
period 2006-09-30
eSavingsStore.com, Inc.
filed 2006-11-21
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A

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

eSAVINGSSTOR.COM, INC. (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2006,

and the Period of February 25, 2004 (date of inception)

through September 30, 2006

eSavingstore.com, Inc. (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets		.
Cash	$ -	$ 150
Prepaid rent and deposits (note 5)	-	2,816
Total current assets	-	2,966
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(3,895)	(3,567)
Net fixed assets	327	655
Other assets
Intangible asset (note 3)	33,100	33,100
Total other assets	33,100	33,100

Total assets	$ 33,427	$ 36,721

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$ 4,605	$ 12,937
Current portion - note payable (note 3)	2,241	2,065
Total current liabilities	6,846	15,002
Long-term liabilities
Note payable, less current portion (note 3)	23,672	25,347
Total long-term liabilities	23,672	25,347

Total liabilities	30,518	40,349

Stockholders' equity (deficit) (note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 101,700,000 shares issued & outstanding	101,700	101,700
Additional paid-in capital	(26,300	(26,300)
Deficit accumulated during development stage	(72,491)	(79,028)
Total stockholders' equity (deficit)	2,909	(3,628)

Total liabilities and stockholders' equity (deficit)	$ 33,427	$ 36,721

See accompanying notes to financial statements.

eSavingstore.com, Inc. (formerly CELTIC CROSS, LTD.)

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

eSavingstore.com, Inc. (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			Cumulative
	For the Nine	For the Nine	from Inception,
	Months Ended	Months Ended	Feb. 25, 2004
	Sep. 30, 2006	to Sep. 30, 2005	to Sep. 30, 2006

Operating Activities
Net profit (loss)	$ 6,537	$ (30,265)	$ (72,491)

Adjustments to reconcile net loss to net cash
Provided by (used in) operations:
Depreciation	329	982	3,895
Revenues from sale of travel points in exchange for settlement of accounts payable	(27,576)	-	(27,576)

Changes used in operating assets and liabilities:
Decrease (increase) in prepaids and deposits	2,816	(4,329)	-
Increase in accounts payable	19,243	14,404	32,181
Cash provided by (usedin ) operating activities	1,349	(19,208)	(63,991)

Investing Activities
Purchase of fixed assets	-	-	(4,222)
Cash used in financing activities	-	-	(4,222)

Financing Activities
Issuance of shares for cash	-	-	75,400
Principal payments on note payable	(1,499)	(1,470)	(7,187)
Cash provided by (used in) financing activities	(1,499)	(1,470)	68,213

Net change in cash	(150)	(20,678)	-
Cash at beginning of the period	150	29,605	-

Cash at end of the period	$ -	$ 8,927	$ -
Supplemental Disclosures:
Interest paid in cash	$ 2,211	$ 2,354	$ 6,963

Non-cash investing and financing activities:
Purchase of timeshare property with
note payable	$ -	$ -	$ 30,104
Settlement of debt through sale of
travel points	$ 27,576	$ -	$ 27,576

See accompanying notes to financial statements.

eSavingstore.com, Inc.  (formerly CELTIC CROSS, LTD.)

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

eSavingstore.com, Inc. (formerly CELTIC CROSS, LTD.)

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

eSavingstore.com, Inc.  (formerly CELTIC CROSS, LTD.)

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

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues will be recognized upon rent or sale of the property, or when the Company performs other travel related services. The Company has recognized revenue of $31,576 from its intended business purpose as of September 30, 2006.

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

Net gains and losses resulting from foreign exchange transactions are included in the statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2006 was not material.

eSavingstore.com, Inc.  (formerly CELTIC CROSS, LTD.)

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

As part of its business plan, the Company will put together travel packages for its customers, providing hotel accommodations at FRI resorts via redemption of its points. Since the actual undivided ownership interest in timeshare property real estate has a nominal value (based on the Company's share of the total cost of FRI resort properties), the entire value of the purchase price has been assigned to the points acquired in the transaction, which will be used to generate future cash flows for the Company. The points have been reported as an intangible asset in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The points do not have a finite useful life over which to amortize their cost, and will therefore be tested for impairment in accordance with SFAS No. 142. No impairment had been noted as of September 30, 2006.

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

eSavingstore.com, Inc. (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the nine months ended September 30, 2006

3.  Intangible Asset & Long-term Liabilities (Cont'd)

The note is being financed through FRI carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property.

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

Number of shares	Price per share	Cash received
27,000,000	$ .000033	$ 900
28,500,000	.00033	9,500
30,000,000.001		30,000
11,400,000.0017		19,000
4,800,000.0033		16,000
101,700,000		$ 75,400

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

The Company also pays approximately $120 monthly for office space in Canada, which includes telephone receptionist services. There is no lease and the agreement is cancelable at any time. Rent for this office space totaled $1,445 for 2005. There was no charge in the nine months ended September 30, 2006 and $515 charged in the nine months ended September 30, 2005.

Total rent expense for the nine months ended September 30, 2006 and September 30, 2005 was $2,816 and $3,742, respectively.

eSavingstore.com, Inc.  (formerly CELTIC CROSS, LTD.)

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

7.  Subsequent Events

On October 24, 2006, the Company entered into a Consulting Agreement with Wannigan Capital Corp. (the Consultant), whereby the Consultant will prepare all necessary regulatory and statutory filings required of the Company to maintain its fully reporting status and to act as liaison between the Company and its Auditor. The Company agreed to compensate Consultant for its services by the delivery to the Consultant of 300,000 Points from Fairfield Resorts and payment to the Consultant of a fee of $ 3,000. Legal, filing and accounting expense will be borne by the Company for the term of this Agreement, which is a three month period commencing the 15th day of October 2006.

Item 2. Management's Plan of Operations.

eSavingStore.com, Inc. (formerly Celtic Cross, Ltd.) was incorporated in the State of Nevada on February 25, 2004. Since its inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings. It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in the ordinary course of business.

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

On October 24, 2006 the Company entered into a Consulting Agreement with Wannigan Capital Corp to prepare all necessary regulatory and statutory filings required of the Company to maintain its fully reporting status and to act as liaison between the Company and its Auditor. The Company agreed to compensate Consultant for its services by the delivery to the Consultant of 300,000 Points from Fairfield Resorts and payment to the Consultant of a fee of $ 3,000. Legal, Filing and Accounting expense will be born by the Company for the term of this Agreement. The agreement is for a term of three months commencing the 15th day of October 2006.

GENERAL

The Company is in the business of providing travel bookings and timeshare rentals and sales. eSavingStore.com, Inc. (formerly Celtic Cross, Ltd.) was formed on February 25, 2004 as a "For Profit" corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward. Our services can be accessed via our website, which offers rental accommodations in resorts that are part of Fairfield Resorts, Inc., as well as our full service travel agency capabilities to reserve airfares, car rentals and other hotel accommodations. It also offers timeshare units for sale at a price premium to the purchase price paid by the Company.

In June of 2004, the Company purchased 300,000 points from Fairfield Resorts, Inc. and was given a bonus of 300,000 additional points as an incentive. The Company receives 300,000 points on each anniversary date for the next 99 years. The maintenance at the Fairfield facilities are the responsibility of Fairfield Resorts, Inc., however, the Company pays a monthly fee to Fairfield for this service. The maintenance fee is $141.00 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points can be used to rent vacation or business use accommodations. The Company books space in the resorts and rents these accommodations based on time and market conditions. Once the Company's website is completed, the Company can commence retail business activity, however, the Company has engaged in minimal operating activities to date. At September 30, 2006, the Company had accumulated 930,000 points, of which 600,000 were sold to a vendor in exchange for settlement of accounts payable, resulting in 330,000 remaining points.

Our website can be viewed at www.celticcrosstravel.com, and offers rental accommodations in resorts that are part of Fairfield Resorts Inc. as well as a full service travel agency with abilities to reserve airfares, car rentals and other hotel accommodations. A commission or booking fee is paid to the Company for all air fares, cruises, other hotel accommodations, and car rental reservations that are booked through the Company's website. This feature of the website is now currently active by clicking on "Travel" on the eSavingStore.com, Inc. (formerly Celtic Cross, Ltd.) home page.

The Company purchased the travel website platform from Travelnow.com and will receive commissions or booking fees on all travel related reservations initiated by eSavingStore.com, Inc.  (formerly Celtic Cross, Ltd.)

The Company will continue to develop the full service travel website that will offer not only our rental units that we reserve using Fairfield points, but also air, cruise, hotel and auto reservations.

The Company does not act as a property manager, real estate agent or landlord. The Company will hire these services as needed.

Management believes that a substantial international market already exists for independent full service Internet travel websites and the non-owned casual usage of fully developed timeshare properties. The timeshare facilities are located in every major resort and holiday venue and lend themselves to single visitation temporary rental programs as planned by eSavingStore.com, Inc. (formerly Celtic Cross, Ltd.). Shared vacation ownership and timeshare is a relatively new real estate based business opportunity.

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

Outlook

According to the American Resort Development Association, the concept was originated in the French Alps in the 1960s. Now, 44 years later, it is firmly positioned as one of the most popular vacation options enjoyed by today's leisure travelers. Millions of owners have found timeshares' spacious floor plans and home-like amenities very attractive when compared with traditional hospitality products. Truly a home away from home, vacation ownership provides the space and flexibility needed to easily accommodate families and larger traveling parties in single, full service accommodations with multi bedroom or attached units. eSavingStore.com, Inc. (formerly Celtic Cross, Ltd.) believes an even larger market exists for one time single usage of these facilities by individuals and families who do not wish to own, but would rather rent on an "As Needed" basis from a company such as eSavingStore.com, Inc. (formerly Celtic Cross, Ltd.)

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

eSavingsStore.com, Inc.

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