Form 10KSB
period 2006-12-31
eSavingsStore.com, Inc.
filed 2007-04-17
CIK 1309251

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                                                                             incorporation or organization)

1174 Manito Dr NW , PO Box 363, Fox Island, WA 98333

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (253) 549-4336

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $.001

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

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year:$31,576

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of April 15, 2007 the average sale price of the common equity within the last 60 days was $1.65 and the aggregate value of the voting and non-voting equity held by non-affiliates was $119,954,983.

Number of shares of Common Stock, $0.001 par value per share, of the Registrant outstanding as of April 15, 2007: 101,850,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes         No X

                                                                    -----        -----

EXHIBIT INDEX IS ON PAGE 21

eSavingsStore.com, Inc.

TABLE OF CONTENTS

                                                                                                                                                                                                                                                Page No.

PART I

ITEM 1. Business                                                                                                                                                             4

ITEM 2. Properties                                                                                                                                                         10

ITEM 3. Legal Proceedings                                                                                                                                             10

ITEM 4. Submission of Matters to a Vote of Security Holders                                                                                          10

PART II

ITEM 5. Market for Registrant's Common

    Equity and Related Shareholder Matters                                                                                                                       10

ITEM 6. Management's Discussion and

    Analysis of Financial Condition and Results of Operations                                                                                             13

ITEM 7. Financial Statements                                                                                                                                           14

ITEM 8. Changes in and Disagreements with Accountants

    on Accounting and Financial Disclosure                                                                                                                         14

ITEM 8A Controls and Procedures                                                                                                                                   15

ITEM 8B Other Information                                                                                                                                              15

PART III

ITEM 9. Directors and Executive Officers of the Registrant                                                                                                16

ITEM 10. Executive Compensation                                                                                                                                   17

ITEM 11. Security Ownership of Certain Beneficial Owners and Management                                                                   17

ITEM 12. Certain Relationships and Related Transactions                                                                                                 18

ITEM 13. Exhibits                                                                                                                                                            18

ITEM 14. Principal Accountant Fees and Services                                                                                                            18

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development.

Celtic Cross, Ltd. was formed on February 25, 2004 as a "For Profit" corporation for the purpose of marketing and selling vacation packages and use of the timeshare entities discussed herein. On July 6, 2006, John McLane was appointed President, Chief Executive Officer and a member of the Board of Directors. Howard Bouch resigned his position as President and CEO but retains his position as a director and CFO. On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. Our website has been completed and can be viewed at www.esavingsstore.com. The website has been expanded to offer discounts on many everyday shopping and dining services.

(b) Business of Issuer.

The Company has acquired an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties.

In June of 2004, the Company purchased 315,000 points from Fairfield Resorts Inc. and was given a bonus of 300,000 additional points as an incentive. The Company receives 315,000 points on each anniversary date in October for the next 99 years. The maintenance at the Fairfield facilities are the responsibility of Fairfield Resorts, Inc., however, the Company pays a monthly fee to Fairfield for this service. The maintenance fee is $141 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points can be used to rent vacation or business use accommodations. The Company books space in the resorts and rents these accommodations based on time and market conditions. Once the Company's website is completed, the Company can commence retail business activity.

The "points" represent a specific interest in the Grand Desert Resort in Las Vegas, NV, and can be used in exchange for accommodations at any of the other properties around the world owned by Fairfield Resorts, Inc.

The 315,000 "ownership" points are awarded each year to the Company and can be carried over from one year to the next. At July 1, 2006 the Company had accumulated 930,000 points including the bonus points, and will receive 315,000 points on each anniversary date in October for the next 99 years. On August 25, 2006 the Company agreed that Wannigan Capital Corp would purchase 600,000 points in Fairfield from the Company in full satisfaction of the $27,575.68 indebtedness owed by the Company to Wannigan at June 30, 2006.

At December 31, 2006, the Company has in its inventory 645,000 original ownership points, which the Company may use as currency to reserve vacation weeks at any Fairfield Resort. The amount of points charged by Fairfield Resorts varies by season and popularity of the resort. A specific example would be the Fairfield golf and beach resort in Myrtle Beach, South Carolina. The Company could rent a two bedroom deluxe accommodation in an off-season month for 93,500 points and in high demand season for 154,000 points. The Company can then rent this unit to a consumer for $250 per day or $1,500 per week in the off-season or $350 per day or $2,250 per week in the high demand season. Off-season and high demand seasons vary by location and range from a low of 49,000 points per week at Lake Ozark, MO to high of 266,000 points per week at Atlantic City and Hawaii.

The Company has received minimal revenues to date, which were the result of two transactions during 2006 totaling $31,576.

eSavingsStore.com will generate revenues by using its Fairfield points as currency and charging the consumer a premium to that cost based on location and season. The Company does not act as a property manager, real estate agent or landlord. The Company will hire these services as needed.

The contract sales price of the points was $33,100 and is being financed through Fairfield Resorts, Inc. (FRI). The note carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property. During the period of February 25, 2004 (inception) through December 31, 2005, the Company made a $2,996 down payment, and principal payments totaling $2,692 resulting in a note payable balance of $27,412 at December 31, 2005. During the year ended December 31, 2006, the Company made $2,065 in principal payments, for a note payable balance of $25,347 at December 31, 2006. Interest expense from inception through December 31, 2006 and the years ended December 31, 2006 and 2005, was $7,636, $2,884 and $3,005 respectively.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the following information about those risks, together with the other information contained in this Form 10-KSB and any other filings we make with the United States Securities and Exchange Commission before you decide whether to buy our shares. Should any one or more of these risks actually materialize the results of our operations and our financial condition would likely suffer. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk factors related to eSavingsStore.com, Inc.

An investment in shares of our common stock is very risky. You should carefully consider the following factors as well as the other information contained and incorporated by reference in this Form 10-KSB before deciding to invest.

Risks relating to this offering.

Limited operating history;

Celtic Cross Ltd., a Nevada corporation ("Company"), was organized on February 25, 2004. On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingsStore.com, Inc. The Company operates on the calendar year. Currently, the Company has no employees and is being operated by its President, Mr. John McLane, with assistance from consultants. The Company is in its initial stages of development, and has generated minimal revenues. If the Company does not realize its objectives and become profitable, it could result in the loss of an investor's entire investment.

eSavingsStore.com has a lack of operating revenue, which could cause an investor to lose his or her entire investment.

Since the Company's principal activities to date have been limited to organizing the Corporation, developing a website, identifying possible timeshare acquisition targets and acquiring actual timeshare points, it has entered into only minimal revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans, which could cause an investor to lose his or her entire investment. The Company has accumulated a deficit during this development stage of $99,549.

Since we are dependent upon financing activities to fund our operations, if we fail to secure financing in our private offerings, our business could fail.

The funds available to the Company from the first four private offerings (see Part II Recent Sales of Unregistered Securities) were for a total of $75,400 and were adequate for it to acquire the first timeshare points and to begin development of a website.

The expenses incurred to date as stated in the audited financial statements within this filing are more particularly described as follows:

Expenses

Consulting fees - related party	$15,000
Consulting fees	22,788
Product and business development	10,507
Travel, meals and entertainment	6,546
Legal fees	13,816
Audit and accounting	21,395
Transfer agent	1,935
Organizational costs	404
Rent	8,696
Depreciation	4,004
Interest expense	7,636
Other general and administrative	18,398

Total expenses	$131,125

The Company has a working capital deficit of $33,923. It is estimated that the Company will require approximately $75,000 of additional funds to meet its long-term obligations of timeshare purchases and to acquire more timeshare points. The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales. The Company may not be able to obtain additional funding when needed, or guarantee that such funding, if available, will be able to be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will not be able to increase our inventory of timeshare points and may, at some time, become insolvent.

Because we are dependent upon certain officers, key employees, and consultants, if any key employees or consultants leave eSavingsStore.com, the business could fail.

The Company is substantially dependent upon the efforts of its President, Mr. John McLane, and consultants to the Company. Should any of these cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects. The Company's management team is small and has limited experience in establishing and managing large-scale operations. We are dependent on the services of John McLane, President, Secretary and CEO, as well as Mr. Howard Bouch Chief Financial Officer/Controller of eSavingsStore.com. We are also dependent on certain key consultants in connection with our business activities. During 2004 and also during the fourth quarter of 2006, the Company entered into consulting agreements with Wannigan Capital Corp. to provide assistance in its day-to-day operations. Specifically, they assisted in identifying potential timeshare prospects, developing the Company website, interaction with regulatory authorities and provided access to the services of Mrs. Nancy Murphy, an experienced travel agent. We have not entered into employment agreements with any of these individuals, and do not maintain key-man life insurance on Mr. McLane or Mr. Bouch. The loss of one or more of these individuals could materially and adversely impact our operations making it difficult for the Company to be profitable. The day-to-day activities are being executed by the President, Mr. John McLane, with assistance from consultants. Unless and until additional employees are hired, our attempt to manage our projects and obligations with such a limited staff could have serious adverse consequences, including without limitation, a possible failure to meet a material, contractual, or SEC deadline, or a possible failure to consummate investment or acquisition opportunities.

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

eSavingsStore.com, Inc. is at a disadvantage in the Timeshare Industry because the Company does not directly own any resorts but must rely on using facilities owned by others. The sales offices of these competitors are staffed with professional sales people. The Company will be competing with local, regional, national and international companies for the travel dollars being spent. We will be at a competitive disadvantage as a start-up entity, as many travelers already have an existing relationship with an established competitor in their local region. Many of these competitors are producing revenues, which allow them to spend cash and equivalents, such as "free" trips and benefits they have earned by providing previous clients to vendors, to generate additional sales and clients. Many competitors have been in the Travel and Leisure business and have direct knowledge of resorts and facilities which the Company does not have at this time. Many competitors have knowledge that can only be gained by being in the Industry previously and by developing relationships with established suppliers and vendors. eSavingsStore.com is limited by its small group of individuals and associates. Many resources may become available to us as we develop and grow the Company, but are currently not available due to our lack of funding and associations.

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

Other risks relating to the common stock

72,699,990 of the Company's issued common shares are free trading, which, if sold in large quantities, may adversely affect the market price for our common stock.

The Board of Directors could issue stock to prevent a takeover by an acquirer or shareholder group.

The Company's authorized but unissued capital stock consists of 898,150,000 shares of common stock. There are no shares of preferred stock issued or authorized. One effect of the existence of authorized but unissued capital stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest, or otherwise, and thereby to protect the continuity of the Company's management. If, in the due exercise of its fiduciary obligations, for example, the Board of Directors were to determine that a takeover proposal was not in the Company's best interests, such shares could be issued by the Board of Directors without stockholder approval in one or more private placements or other transactions that might prevent, or render more difficult or costly, completion of the takeover transaction by diluting the voting or other rights of the proposed acquirer or insurgent stockholder or stockholder group, by creating a substantial voting block in institutional or other hands that might undertake to support the position of the incumbent Board of Directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise. The Company does not contemplate any additional issuances of common stock for this purpose at this time.

We could offer warrants, options and debentures and dilute holdings of Investors

As of December 31, 2006, there were no outstanding warrants and options to purchase common stock of the Company. Should the Company choose to offer incentive options to its key employees, the existence of these options may hinder our future equity offerings, and the exercise of these options would further dilute the interests of all of our shareholders. Future resale of the shares of common stock issuable on the exercise of warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Additional shares of common stock may be issued without shareholder approval.

eSavingsStore.com. has authorized capital of 1,000,000,000 shares of common stock, par value $0.001 per share, and no shares of preferred stock. As of December 31, 2006, there were 101,850,000 shares of common stock issued and outstanding. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but un-issued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our shareholders and may dilute the book value of the common stock.

The Company does not expect to be able to pay dividends in the near future.

We have not paid, and do not plan to pay, dividends on our common stock in the foreseeable future, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to shareholders. The investor will have to rely on an increase in the price of eSavingsStore.com stock to profit from his or her investment. There are no guarantees that the price of the stock will increase and the investor may lose part or all of the investment.

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

Management's plan to mitigate the threat to the continuation of the business will be to increase the Company's brand awareness throughout the United States, Europe, the Caribbean, and all international markets the Internet reaches as well as to increase recognition and world wide market awareness by the use of market advertising, internet advertising, referral incentive programs and affiliating with regional rental organizations and travel agents. Management also plans to offer rental units at popular convention locations using the Fairfield Resorts timeshare points purchased by the Company as well as other timeshare brands the Company might acquire.

FORWARD-LOOKING STATEMENTS

You should carefully consider the risk factors set forth above, as well as the other information contained in this Form 10-KSB. This Form 10-KSB contains forward-looking statements regarding events, conditions, and financial trends that may affect our plan of operation, business strategy, operating results, and financial position. You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the "risk factors" section and elsewhere in this Form 10-KSB identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this Form 10-KSB.

ITEM 2. PROPERTIES

In June of 2004, the Company purchased 315,000 ownership points from Fairfield Resorts, Inc. and received a bonus of 300,000 additional points as an incentive. The Company receives 315,000 ownership points on each October anniversary date for the next 99 years, and has 645,000 at December 31, 2006. The maintenance at the Fairfield facilities are the responsibility of Fairfield Resorts, Inc., however, the Company pays a monthly fee to Fairfield for this service. The maintenance fee is $141 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points are an asset that can be used to rent vacation or business use accommodations. The Company books space in the resorts and rents these accommodations based on time and market conditions.

ITEM 3. LEGAL PROCEEDINGS

eSavingsStore.com, Inc. is currently not a party to any legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II.

ITEM 5. Market For Registrant's Common Equity And Related Shareholders Matters

eSavingsStore.com, Inc.'s common stock is traded on the OTC Bulletin Board market under the symbol ESAV. On December 23, 2005, the Company was declared effective pursuant to section 8(a) of the securities act of 1933 as amended. The following description of the capital stock of the Company and certain provisions of the Company's Articles of Incorporation and Bylaws is a summary and is qualified in its entirety by the provisions of the Articles of Incorporation and Bylaws.

The amended Articles of Incorporation, as included in a Form 8-K filed with the SEC on July 28, 2006, authorize the issuance of 1,000,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan, other financing arrangements or otherwise. See a copy of the original Articles of Incorporation and Bylaws of the Company, attached as Exhibit 3.1 and Exhibit 3.2, respectively filed with the Company's registration statement on Form SB-2/A dated April 1, 2005 and incorporated by reference.

Penny Stock Disclosure

The Penny Stock Reform Act (Securities Exchange Act Sect. 3(a)(51A)) defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share. eSavingsStore.com, Inc. will be considered a penny stock under said Act. A purchase of a Penny Stock is an extremely high-risk stock purchase that could result in the entire loss of an individual's investment. Since eSavingsStore.com, Inc. stock will be considered a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to a customer prior to recommending the sale of its stock. This could severely limit the ability to create a market for shares of eSavingsStore.com, Inc.'s stock and make it difficult for an Investor to liquidate his or her shares.

Broker-dealers who sell penny stock to certain types of investors are required to comply with the Security and Exchange Commission's regulations concerning the transfer of penny stock. If an exemption is not available, these regulations require broker-dealers to: make a suitability determination prior to selling penny stock to the purchaser; receive the purchaser's written consent to the transaction; and, provide certain written disclosures to the purchaser. These rules may affect the ability of broker-dealers to make a market in, or trade the Company's shares. In turn, this may make it very difficult for investors to resell those shares in the public market.

RECENT SALES OF UNREGISTERED SECURITIES.

The following shares were issued prior to a 30:1 stock split effective July 27, 2006 in order to increase liquidity, and their pre-split terms are described below. The effect of the split on the issuances is disclosed in Note 4 in the attached December 31, 2006 audited financial statements.

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

On March 7, 2004 the Company commenced an offering of 1,000,000 shares of its $.001 par value common stock at an offering price of $0.01 per share pursuant to the terms of a confidential private offering memorandum dated March 7, 2004 for the purpose of providing additional working and development capital for the Company. The minimum investment required was $250. No discounts or commissions were paid in connection with this offering. On March 8, 2004, this offering was closed, resulting in the sale of 950,000 shares and proceeds to the Company, before costs of the offering, of $9,500.

On March 9, 2004, the Company commenced an offering of 1,000,000 shares of its $.001 par value common stock at an offering price of $0.03 per share pursuant to the terms of a confidential private offering memorandum dated March 9, 2004, for the purpose of providing additional working and development capital for the Company. The minimum investment required was $250. No discounts or commissions were paid in connection with this offering. On March 9, 2004, this offering was closed, resulting in the sale of 1,000,000 shares and proceeds to the Company, before costs of the offering, of $30,000.

On March 10, 2004, the Company commenced an offering of 500,000 shares of its $.001 par value common stock at an offering price of $0.05 per share pursuant to the terms of a confidential private offering memorandum dated March 10, 2004, for the purpose of providing additional working and development capital for the Company. The minimum investment required was $250. No discounts or commissions were paid in connection with this offering. On March 17, 2004, this offering was closed, resulting in the sale of 380,000 Shares and proceeds to the Company, before costs of the offering, of $19,000.

On March 29, 2004, this offering was closed, resulting in the sale of 160,000 Shares and proceeds to the Company, before costs of the offering, of $16,000.

The following issuance occurred subsequent to the 30:1 forward stock split:

On October 1, 2006, the Company issued 150,000 shares of its common stock at $.0034 per share to its transfer agent, Stalt, Inc., in exchange for $500 in services rendered.

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

Transfer Agent

Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025 serves as Transfer Agent for the shares of Common Stock.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The operational plan of eSavingsStore.com, Inc. is to acquire deeded real-estate property rights in the fully developed secondary market at deep discounts to the retail prices being solicited by the Timeshare developers today. ESAV will then offer these rights on a rental basis at a profit to individuals seeking vacation opportunities not currently available to them through direct marketing and the Internet. Additional components of our plan are as follows:

  To increase eSavingsStore.com, Inc. brand awareness throughout the United States, Europe, the Caribbean, and all international markets the Internet reaches.

  To increase recognition and world wide market awareness using the following means:

  a.  Target market advertising

  b.  Internet advertising

  c.  Referral incentive programs

  d.  Affiliating with regional rental organizations and travel agents

  To develop a 'Corporate Convention' rental program.

  To initiate a "GLOBAL" brand identity for eSavingsStore.com, Inc.

  To effectively increase net operating margins through marketing agreements with other vacation sale companies.

The Company plans to utilize our full service website to facilitate our ability to offer not only our rental timeshare vacation packages that we reserve using Fairfield points, but also air, cruise, hotel and auto reservations. Our long-term goals will be to increase our timeshare points and to advertise their availability. The Company does not plan to resell its Fairfield points.

eSavingsStore.com, Inc. and its management's mission is to become a central focus point in the international Timeshare rental marketplace and Internet travel bookings through the dedication of our staff, integrity, superior products and competitive pricing. The Company's goal is to provide the customer with products of high quality accommodations at a fair price. There are no plans to expand our number of employees or purchase any significant equipment until sales warrant an increase in manpower.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending December 31, 2005 and succeeding years. The decision to change our independent auditor was approved by our Board of Directors.

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

ITEM 8B. Other Information

During the fourth quarter of the fiscal year ended December 31, 2006, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is the name and age of each individual who was a director or executive officer of eSavingsStore.com, Inc. as of December 31, 2006, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
John McLane		President/CEO/Secretary/Director	July 6, 2006 to present
Howard Bouch	59	CFO/Director	July 6, 2006 to present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

John McLane, Director/President/CEO/ Secretary.

On July 6, 2006, John McLane joined the Company and will serve as President and CEO. For the past 5 years, Mr. McLane is currently the president and a principal of Mobius Asset Management, Inc., a Commodity Trading Advisor in Scottsdale, Arizona, and Perfect Travel and Promotions, an Internet based Travel Promotion Company with thousands of clients nationwide headquartered in Daytona Beach, Florida.

Howard Bouch, Director/CFO.

Mr. Bouch, age 58, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the NASDAQ Over the Counter under the symbol VVDB-OTC BB. Mr. Howard Bouch has 6 children and 1 grandchild.

The Officers and Directors have not been involved in legal proceedings that impair their ability to perform their duties as Officers and Directors.

Audit Committee.

The Board of Directors is the acting audit committee. There is currently no audit committee financial expert, as the Company does not have available funds to compensate such an individual.

ITEM 10. EXECUTIVE COMPENSATION.

(a) The Officers and Directors of eSavingsStore.com, Inc. receive no remuneration at this time.

(b) No remuneration is proposed to be in the future directly or indirectly by the corporation to its officer or director under any plan which is presently existing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of December 31, 2006. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of December 31, 2006.

The table is based upon information provided by our directors and executive officers.

Amount and Nature of Beneficial Ownership as of December 31, 2006.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Howard Bouch (1)	Grove House, 13 Low Seaton, Workington Cumbria, England CA141PR	19,000,020	18.7%
Jennie Bouch (1)	Grove House, 13 Low Seaton, Workington Cumbria, England CA141PR	9,999,990	9.8%
George Graham	6 Glen Road, Moorclose, Workington Cumbria, England CA143RU	9,000,000	8.8%
Kathy Mowbray	1172 Manitou Dr., Fox Island, WA 98333	9,000,000	8.8%
All officers and directors as a group		19,000,020	18.7%

(1) Mr. Howard Bouch is a director of the Company and the Company's CFO. Mr. Bouch and Ms. Jennie Bouch are husband and wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party during or subsequent to the year ended December 31, 2006, in which any of the named persons set forth in Item 11 of Form 1-A, Model B, had or is to have a direct or indirect material interest.

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

2005: $13,000

2006: $5,400

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2005: $0

2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2005: $0

2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2005: $0

2006: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eSavingsStore.com, Inc.

By:  /s/ John McLane

John McLane, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ John McLane

John McLane

President, Secretary, CEO

esavingSstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Audited Financial Statements

For the Years Ended December 31, 2006 and 2005,

and the Period of February 25, 2004 (date of inception)

through December 31, 2006

esavingstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005,

and the Period of February 25, 2004 (date of inception)

through December 31, 2006

                                                                                                                                                                                                                                                        Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                                                                         22

Balance Sheets                                                                                                                                                                                                                                     23

Statements of Operations                                                                                                                                                                                                                   24

Statements of Changes in Stockholders' Deficit                                                                                                                                                                            25

Statements of Cash Flows                                                                                                                                                                                                                 26

Notes to Financial Statements                                                                                                                                                                                                          27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
eSavingsStore.com, Inc.

We have audited the accompanying balance sheets of eSavingsStore.com, Inc. (a development stage company) (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period of February 25, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSavingsStore.com, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and the period of February 25, 2004 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since inception, and has generated minimal revenues from its planned principal operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

esavingsstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Balance Sheets

	December 31,
	2006	2005
Assets
Current assets		.
Cash	$ -	$ 150
Prepaid rent and deposits (note 5)	-	2,816
Total current assets	-	2,966
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(4,004)	(3,567)
Net fixed assets	218	655
Other assets
Intangible asset (note 3)	33,100	33,100
Total other assets	33,100	33,100

Total assets	$ 33,318	$ 36,721

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 31,620	$ 12,937
Current portion - note payable (note 3)	2,303	2,065
Total current liabilities	33,923	15,002
Long-term liabilities
Note payable, less current portion (note 3)	23,044	25,347
Total long-term liabilities	23,044	25,347

Total liabilities	56,967	40,349

Stockholders' deficit (note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 101,850,000 and 101,700,000 shares issued
& outstanding at December 31, 2006 and 2005, respectively	101,850	101,700
Additional paid-in capital	(25,950)	(26,300)
Deficit accumulated during development stage	(99,549)	(79,028)
Total stockholders' deficit	(23,649)	(3,628)

Total liabilities and stockholders' deficit	$ 33,318	$ 36,721

See accompanying notes to financial statements.

esavingsstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Statements of Operations

			February 25,
	Year ended	Year ended	2004 (inception)
	ended Dec. 31,	ended Dec. 31,	through Dec. 31,
	2006	2005	2006

Revenues
Revenue from operations	$ 31,576	$ -	$ 31,576

Expenses
Consulting fees - related party (note 2)	-	-	15,000
Consulting fees (note 6)	22,788	-	22,788
Product and business development	1,642	1,966	10,507
Travel, meals and entertainment	1,219	1,370	6,546
Legal fees	7,678	5,623	13,816
Audit and accounting	6,175	14,350	21,395
Transfer agent	1,545	90	1,935
Organizational costs	-	-	404
Rent (note 5)	2,816	5,254	8,696
Depreciation	437	1,309	4,004
Interest expense (note 3)	2,884	3,005	7,636
Other general and administrative	4,913	5,106	18,398
Total expenses	52,097	38,073	131,125

Net loss from operations	$ (20,521)	$ (38,073)	$ (99,549)

Net loss per share	$ (.00)	$ (.00)

Weighted average common shares outstanding	101,737,500	101,700,000

See accompanying notes to financial statements.

esavingsstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Statement of Changes in Stockholders' Deficit

For the Year Ended December 31, 2006,

and the periods of February 25, 2004 (date of inception) through December 31, 2005

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at February 25, 2004
(date of inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash (note 4)	101,700,000	101,700	(26,300)	-	75,400

Net loss	-	-	-	(40,955)	(40,955)

Balance at December 31, 2004	101,700,000	101,700	(26,300)	(40,955)	34,445

Net loss	-	-	-	(38,073)	(38,073)

Balance at December 31, 2005	101,700,000	101,700	(26,300)	(79,028)	(3,628)
Common stock issued for services (note 4)	150,000	150	350	-	500

Net loss	-	-	-	(20,521)	(20,521)

Balance at December 31, 2006	101,850,000	$ 101,850	$ (25,950)	$ (99,549)	$ (23,649)

All shares amounts have been retroactively restated to reflect the 30:1 share split on July 7, 2006 (note 4).

See accompanying notes to financial statements.

esavingSstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Statements of Cash Flows

			February 25,
	Year	Year	2004 (inception)
	ended Dec. 31,	ended Dec. 31,	through Dec. 31,
	2006	2005	2006

Operating activities
Net loss	$ (20,521)	$ (38,073)	$ (99,549)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	437	1,309	4,004
Revenues from sale of travel point in exchange
for settlement of accounts payable	(27,576)	-	(27,576)
Transfer agent fees paid for with common stock	500	-	500

Changes in operating assets and liabilities:
Increase in prepaid rent and deposits	2,816	(2,816)	-
Increase in accounts payable	46,259	12,094	59,1968

Net cash provided by (used in) operating activities	1,915	(27,486)	(63,425)

Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)

Financing activities
Issuance of common shares for cash	-	-	75,400
Principal payments on note payable	(2,065)	(1,969)	(7,753)

Net cash provided by (used in) financing activities	(2,065)	(1,969)	67,647

Net decrease in cash	(150)	(29,455)	-
Cash at beginning of period	150	29,605	-
Cash at end of period	$ -	$ 150	$ -

Supplemental disclosures:
Interest paid for in cash	$ 2,884	$ 3,005	$ 7,636
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Settlement of debt through sale of travel points	$ 27,576	$ -	$ 27,576

See accompanying notes to financial statements.

esavingsstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2006

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of eSavingsStore.com, Inc. (formerly Celtic Cross, Ltd.) (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with SFAS No. 7.

Business Description

eSavingsStore.com, Inc. (formerly Celtic Cross, Ltd.) (the Company) is a Nevada corporation organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website. The Company has elected a fiscal year end of December 31.

On July 17, 2006, the Board of Directors voted to change the name of the Company from Celtic Cross, Ltd., to eSavingsStore.com, Inc. to more accurately reflect the Company's business plan.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $nil and $150 in cash and cash equivalents at December 31, 2006 and December 31, 2005, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through December 31, 2005, or for the year ended December 31, 2006.

esavingSstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

1. Organization and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

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

esavingSstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

1. Organization and Summary of Significant Accounting Policies (continued)

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues will be recognized upon rent or sale of the property, or when the Company performs other travel related services. The Company has recognized revenue of $31,576 from its intended business purpose as of December 31, 2006.

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

esavingSstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

2.  Related Party Transactions

On April 22, 2004, the Company entered into a consulting agreement with an entity affiliated with its president/director. The entity was engaged to perform consulting services and provide office space for the Company for a term of six months commencing April 22, 2004, in exchange for $15,000. On December 30, 2004, the president/director resigned from his position with the Company. The Company did not engage in any related party transactions during the year ended December 31, 2006.

For the period of February 25, 2004 (inception) through April 22, 2004 (see above paragraph), and for the period of July 2006 to the present (see note 5), office space and services have been provided without charge by the Company's President. Such costs are immaterial to the financial statements and have not been reflected therein.

3.  Intangible Asset & Long-term Liabilities

The Company has acquired an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties. These rights are granted in the form of points. In June of 2004, the Company purchased 315,000 points from FRI and was given a bonus of 300,000 additional points as an incentive,, and will receive 315,000 points on each anniversary date for the next 99 years. The points work as currency and are redeemable at any time at any FRI resort during the year. Although the points represent a specific interest in the Grand Desert Resort in Las Vegas, Nevada, they can be used at any time in exchange for accommodations at any of the other properties around the world owned by FRI.

As part of its business plan, the Company will put together travel packages for its customers, providing hotel accommodations at FRI resorts via redemption of its points. Since the actual undivided ownership interest in timeshare property real estate has a nominal value (based on the Company's share of the total cost of FRI resort properties), the entire value of the purchase price has been assigned to the points acquired in the transaction, which will be used to generate future cash flows for the Company. The points have been reported as an intangible asset in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The points do not have a finite useful life over which to amortize their cost, and will therefore be tested for impairment in accordance with SFAS No. 142. No impairment had been noted as of December 31, 2006.

The contract sales price of the points was $33,100 and is being financed through FRI. The note carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property. During the period of February 25, 2004 (inception) through December 31, 2005, the Company made a $2,996 down payment, and principal payments totaling $2,692 resulting in a note payable balance of $27,412 at December 31, 2005. During the year ended December 31, 2006, the Company made $2,065 in principal payments, for a note payable balance of $25,347 at December 31, 2006. Interest expense from inception through December 31, 2006 and the years ended December 31, 2006 and 2005, was $7,636, $2,884 and $3,005 respectively.

On August 25, 2006, the Company entered into an agreement with one of its vendors whereby the Company sold 600,000 of its travel points to the vendor to settle debts totaling $27,576. The transaction reduced the Company's available points to 645,000 at December 31, 2006.

Principal payments due during the year ended December 31 are as follows:

2007	$ 2,303
2008	2,570
2009	2,867
2010	3,198
2011	3,568
Thereafter	10,841
Total	$ 25,347

esavingSstore.com (formerly CELTIC CROSS, LTD.)

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

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

Pursuant to a Form 8-K filed with the SEC on July 28, 2006, the Board of Directors voted to increase the Company's authorized common shares from 75,000,000 to 1,000,000,000 shares.

On October 1, 2006, the Company issued 150,000 shares of its common stock at $.0034 per share to its transfer agent in exchange for $500 services rendered, resulting in 101,850,000 common shares issued and outstanding at December 31, 2006.

5.  Commitments and Contingencies

The Company entered into a lease agreement for office space in Nevada for a one-year period commencing April 1, 2005 with monthly rent payments of $400. The Company paid $4,800 for the entire year of rent up front, an initial security deposit of $1,200, and $625 for use of the lessor's office furniture for the term of the lease. The initial security deposit was applied towards rent for the period of April through June 2006. Rent expense and amortization of the office furniture fund for the periods ended December 31, 2006 and December 31, 2005 was $2,816 and $3,809, respectively, resulting in $0 and $2,816 of prepaid rent and deposits at December 31, 2006 and December 31, 2005. The contract was not renewed upon its expiration, and during the period of July 2006 through the present, the Company's President has been providing office space at no cost to the Company.

During the period of inception through 2005, the Company has also been paying approximately $120 monthly for office space in Canada, which includes telephone receptionist services. There was no lease and the agreement was cancelable at any time. Rent for this office space totaled $1,445 for 2005. There were no expenses incurred with the Canadian company during the year ended December 31, 2006.

Total rent expense for the years ended December 31, 2006 and December 31, 2005 was $2,816 and $5,254, respectively.

6. Consulting Agreement

In October 2006, the Company entered into an agreement with a non-related consultant (the Consultant), who would perform services for the Company during the fourth quarter of 2006. As compensation, the Company is required to pay the Consultant $9,000 cash and 300,000 timeshare points. The points were valued proportionately to the $27,576 in revenue recognized from the 600,000 points granted in connection with the reduction of debt (note 3). Accordingly, the 300,000 points were assigned a value of $13,788. Total consulting compensation of $22,788 had not been paid at December 31, 2006 and is included in accounts payable. The agreement was not renewed for a subsequent term.

7. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has a working capital deficit of $33,923 and an accumulated deficit of $99,549. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

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