Form 10QSB
period 2007-03-31
eSavingsStore.com, Inc.
filed 2007-05-21
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-123774

eSavingsStore.com, Inc. (formerly Celtic Cross Ltd.)

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

1174 Manitou Dr., NW

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

March 31, 2007: Common Stock - 101,850,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes          No     X

                                                                                   -----           -----

eSavingsStore.com, Inc.

(formerly Celtic Cross Ltd.)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                                                                                                     PAGE

Item 1. Financial Statements (unaudited):

Balance Sheet as of March 31, 2007 and December 31, 2006                                                                                                                                                     5

Statements of Operations for the three months ended

March 31, 2007 and 2006 and from Inception through

March 31, 2007                                                                                                                                                                                                                                  6

Statements of Cash Flows for the three months ended

March 31, 2007 and 2006 and from Inception through

March 31, 2007                                                                                                                                                                                                                                  7

Notes to Financial Statements for the periods of February 25, 2004 (inception)

through December 31, 2006, and the three months ended March 31, 2007 (unaudited)                                                                                                       8-10

Item 2. Management's Plan of Operations                                                                                                                                                                                  1

Item 3. Controls and Procedures                                                                                                                                                                                                  16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                                                                             16

Item 2. Changes in Securities                                                                                                                                                                                                       16

Item 3. Defaults upon Senior Securities                                                                                                                                                                                     16

Item 4. Submission of Matters to a Vote of Securities Holders                                                                                                                                             16

Item 5. Other Information                                                                                                                                                                                                            16

Item 6. Exhibits                                                                                                                                                                                                                             16

Signatures and Certifications                                                                                                                                                                                                    16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2006 previously filed with the Securities and Exchange Commission.

eSavingsStore,com, Inc

(formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Unaudited Financial Statements

For the Three Months Ended March 31, 2007,

and the Period of February 25, 2004 (date of inception)

through March 31, 2007,

eSavingsStore,com, Inc.

(formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2007 Unaudited	2006
Assets
Current assets
Cash	300	-
Prepaid rent and deposits (note 5)	-	-
Total current assets	300	-
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(4,043)	(4,004)
Net fixed assets	179	218
Other assets
Intangible asset (note 3)	33,100	33,100
Total other assets	33,100	33,100

Total assets	33,519	33,318

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	17,240	31,620
Due to related party - note payable (note 3)	23,294	-
Current portion - note payable (note 3)	2,367	2,303
Total current liabilities	42,901	33,923
Long-term liabilities
Note payable, less current portion (note 3)	22,414	23,044
Total long-term liabilities	22,414	23,044

Total liabilities	65,315	56,967

Stockholders' deficit (note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 101,850,000 shares issued & outstanding	101,850	101,850
Additional paid-in capital	(25,950)	(25,950)
Deficit accumulated during development stage	(107,636)	(99,549)
Total stockholders' deficit	(31,736	(23,649)

Total liabilities and stockholders' deficit	33,579	33,318

See accompanying notes to financial statements.

eSavingsStore,com, Inc.

(formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Statements of Operations

			February 25,
	Three months	Three months	2004 (inception)
	ended Mar. 31,	ended Mar. 31,	through Mar. 31,
	2007 Unaudited	2006 Unaudited	2007

Revenues
Revenue from operations	$ -	$ -	$ 31,576

Expenses
Consulting fees - related party (note 2)	-	-	15,000
Consulting fees (note 6)	-	-	22,788
Product and business development	315	446	10,822
Travel, meals and entertainment	25	483	6,571
Legal fees	1,903	2,537	15,719
Audit and accounting	4,000	3,000	25,359
Transfer agent	-	195	1,935
Organizational costs	-	-	404
Rent (note 5)	-	1,512	8,696
Depreciation	39	109	4,043
Interest expense (note 3)	678	740	8,314
Other general and administrative	1,127	765	19,525
Total expenses	8,087	9,787	139,212

Net loss & deficit accumulated during	$ (8,087)	$ (9,787)	$ (101,636)
development stage

Net loss per share	$ (.00)	$ (.00)

Weighted average common shares outstanding	101,850,000	101,700,000

See accompanying notes to financial statements.

eSavingsStore,com, Inc.

(formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Statements of Cash Flows

			February 25,
	Three months	Three months	2004 (inception)
	ended Mar. 31,	ended Mar. 31,	through Mar. 31,
	2007 Unaudited	2006 Unaudited	2007

Operating activities
Net income (loss)	$ (8,087)	$ (9,787)	$ (101,636)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	39	109	4,043
Revenues from sale of travel points for settlement of accounts payable	-	-	(27,575)
Transfer agent fees paid for with common stock	-	-	500
Changes in operating assets and liabilities:
Increase in prepaid rent and deposits	-	1,512	-
Increase (decrease) in accounts payable	(14,380)	8,583	44,816

Net cash used in operating activities	(22,428)	417	(85,853)

Investing activities
Purchase of fixed assets			(4,222)
Net cash used in investing activities			(4,222)

Financing activities
Due to related party	23,294	-	23,294
Issuance of common shares for cash	-	-	75,400
Principal payments on note payable	(566)	(505)	(8,319)

Net cash provided by (used in) financing activities	22,728	(505)	90,375

Net increase (decrease) in cash	300	(88)	300
Cash at beginning of period	-	150	-
Cash at end of period	$ 300	$ 62	$ 300

Supplemental disclosures:
Interest paid for in cash	$ 678	$ 740	$ 8,319
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Settlemnt of debt through sale of travel points	$ 27,576	$ -	$ 27,576

See accompanying notes to financial statements.

eSavingsStore,com, Inc.

(formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

For the three months ended March 31, 2007

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of eSavingsStore,com, Inc. (formerly Celtic Cross, Ltd.) (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with SFAS #7.

Business Description

eSavingsStore.com, Inc. (the Company) is a Nevada corporation organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website. The Company has elected a fiscal year end of December 31.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $300 and $nil in Cash and cash equivalents at March 31, 2007 and December 31, 2006, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through March 31, 2007, or for the three months ended March 31, 2007.

eSavingsStore,co, Inc.

(formerly Celtic Cross, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

For the three months ended March 31, 2007

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

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities,' and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No, D1, "Application of Statement 133 to beneficial Interests in Securitized Financial Assets." SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, 132(R)" This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial; reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues will be recognized upon rent or sale of the property, or when the Company performs other travel related services. The Company has recognized revenues of $31,576 from its intended business purpose as of March 31, 2007.

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

2.  Related Party Transactions

On April 22, 2004, the Company entered into a consulting agreement with an entity affiliated with its former president/director. The entity was engaged to perform consulting services and provide office space for the Company for a term of six months commencing April 22, 2004, in exchange for $15,000. On December 30, 2004, the former president/director resigned from his position with the Company.

For the period of February 25, 2004 (inception) through April 22, 2004 (see above paragraph), and for the period of July 2006 to the present (see note 5), office space and services were provided without charge by the Company's President. Such costs are immaterial to the financial statements and have not been reflected therein.

3.  Intangible Asset & Long-term Liabilities

The Company has acquired an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties. These rights are granted in the form of points. In June of 2004, the Company purchased 315,000 points from FRI and was given a bonus of 300,000 additional points as an incentive, and will receive 315,000 points for the next 99 years. The points work as currency and are redeemable at any time at any FRI resort during the year. Although the points represent a specific interest in the Grand Desert Resort in Las Vegas, Nevada, they can be used at any time in exchange for accommodations at any of the other properties around the world owned by FRI.

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

The contract sales price of the points was $33,100 and is being financed through FRI. The note carries 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collaterized by the timeshare property. During the period of February 25, 2004 (inception) through December 31, 2006, the Company made a $2,996 down payment, and principal payments totaling $4,757 resulting in a note payable balance of $25,347 at December 31, 2006. During the three months ended March 31, 2007, the Company made $566 in principal payments, for a note payable balance of $24,781 at March 31, 2007. Interest expense for the period ended March 31, 2007 and the three months ended March 31, 2007 and 2006, was $8,314, $678, and $740 respectively.

eSavingsStore,com, Inc.

(formerly Celtic Cross, Ltd.)

Notes to Financial Statements

For the three months ended March 31, 2007

3.    Intangible Asset & Long-term Liabilities (Cont'd)

On August 25, 2006 the Company entered into an agreement with one of its vendors wherby the Company sold 600,000 of its travel points to the vendor to settle debts totaling $27,576. The transaction reduced the Company's available points to 645,000 at December 31, 2006.

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memoranda as follows:

Number of shares                         Price per share                                 Cash received

27,000,000                                         $ .000033                                            $      900

28,500,000                                              ..00033                                                 9,500

30,000,000                                                  ..001                                               30,000

11,400,000                                                ..0017                                               19,000

4,950,000                                                  ..0033                                               16,000

101,700,000                                                                                                   $ 75,400

On July 1, 2006, the Board of Directors authorized a 30:1 forward stock split. The number of shares issued in accordance with private offerings in 2004 as listed above include the effects of the split.

Pursuant to a Form 8-K filed with the SEC on July 28, 2006, the Board of Directors voted to increase the Company's authorized common shares from 75,000,000 to 1,000,000,000 shares.

On October 1, 2006, the Company issued 150,000 shares of its common stock at $.0034 per share to its transfer agent in exchange for $500 services rendered, resulting in 101,850,000 common shares issued and outstanding at December 31, 2006 and March 31, 2007.

5.  Commitments and Contingencies

The Company entered into a lease agreement for office space in Nevada for a one-year period commencing April 1, 2005 with monthly rent payments of $400. The Company paid $4,800 for the entire year of rent up front, an initial security deposit of $1,200, and $625 for use of the lessor's office furniture for the term of the lease. The initial security deposit was applied towards rent for the period of April through June 2006. Rent expense and amortization of the office furniture fund for the period ended March 31, 2007 and December 31, 2006 was $nil and $1,512 respectively. The contract was not renewed upon its expiration, and during the period of July 2006 through the present, the Company's President has been providing office space at no cost to the Company.

6. Consulting Agreement

In October 2006, the Company entered into an agreement with a non-related consultant (the Consultant), who would perform services for the Company during the fourth quarter of 2006. As compensation , the Company is required to pay the consultant $9,000 cash and 300,000 timeshare points. The points were valued proportionately to be $27,575 in revenue recognized from the 600,000 points granted in connection with the reduction of debt (note 3). Accordingly, the 300,000 points were assigned a value of $13,788. The agreement was not renewed for a subsequent term.

7.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company has a working capital deficit of $42,601 and an accumulated deficit of $107636. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

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

Item 2. Management's Plan of Operations.

eSavingsStore.com, Inc. (formerly Celtic Cross Ltd.) was incorporated in the State of Nevada on February 25, 2004. Since its inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings. It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in the ordinary course of business.

GENERAL

The Company is in the business of providing travel bookings and timeshare rentals and sales. eSavingsStore, Inc.. was formed on February 25, 2004 as a "For Profit" corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service website. On July 6, 2006, John McLane was appointed President, Chief Executive Officer and a member of the Board of Directors. Howard Bouch resigned his position as President and CEO but retains his position as a director and CFO. On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. Our website has been completed and can be viewed at www.esavingsstore.com. The website has been expanded to offer discounts on many everyday shopping and dining services

The Company has acquired an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties.

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

eSavingsStore.com, Inc. will generate revenues by using its Fairfield points as currency and charging the consumer a premium to that cost based on location and season. The Company does not act as a property manager, real estate agent or landlord. The Company will hire these services as needed.

The contract sales price of the points was $33,100 and is being financed through Fairfield Resorts, Inc. (FRI). The note carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property. During the period of February 25, 2004 (inception) through December 31, 2006, the Company made a $2,996 down payment, and principal payments totaling $4,757 resulting in a note payable balance of $25,347 at December 31, 2006. During the three months March 31, 2007, the Company made $566 in principal payments, for a note payable balance of $24,781 at March 31, 2007. Interest expense from inception through March 31, 2007 and the three month period ended 31, 2007 and 2006, was $8,314, $678 and $740 respectively.

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

Outlook

According to the American Resort Development Association, the concept was originated in the French Alps in the 1960s. Now, 44 years later, it is firmly positioned as one of the most popular vacation options enjoyed by today's leisure travelers. Millions of owners have found timeshares' spacious floor plans and home-like amenities very attractive when compared with traditional hospitality products. Truly a home away from home, vacation ownership provides the space and flexibility needed to easily accommodate families and larger traveling parties in single, full service accommodations with multi bedroom or attached units. eSavingStore.com, Inc.. believes an even larger market exists for one time single usage of these facilities by individuals and families who do not wish to own, but would rather rent on an "As Needed" basis from a company such as eSavingStore.com, Inc..

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

All of these offerings were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 504 under Regulation D as promulgated by the U.S. Securities and Exchange Commission. These offerings met the requirements of Rule 505 in that: (a) the total of funds raised in the five offerings does not exceed $5,000,000; and (b) the offer and sale of the Shares was not accomplished by means of any general advertising or general solicitation.

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

Item 6. Exhibits

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

eSavingsStore,com, Inc.

Date:             5/15/07                                                                                                                             By: /s/ John McLane

President CEO and Director

Date             5/15/07                                                                                                                             By:/s/ Howard Bouch

CFO and Director