Form 10QSB
period 2007-06-30
eSavingsStore.com, Inc.
filed 2007-08-20
CIK 1309251

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarter ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from to

Commission File No. 333-123774

Immureboost, Inc. (formerly eSavings.com, Inc.)
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

(1) Yes X                 No                     (2) Yes X                 No

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)                               Yes X                  No

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

August 15, 2007: Common Stock - 50,925,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes                              No X

Immureboost, Inc.
(formerly eSavingsStore.com, Inc.)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                 PAGE

Item 1. Financial Statements (unaudited):
                Balance Sheets                                                                                                 6

                Statements of Operations                                                                               7

                Statements of Cash Flows                                                                              8

                Notes to Financial Statements (unaudited)                                             9-14

Item 2. Management's Plan of Operations                                                                 15

Item 3. Controls and Procedures                                                                                 16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                            16

Item 2. Changes in Securities                                                                                      16

Item 3. Defaults upon Senior Securities                                                                    17

Item 4. Submission of Matters to a Vote of Securities Holders                            17

Item 5. Other Information                                                                                           17

Item 6. Exhibits                                                                                                            18

Signatures and Certifications                                                                                   19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim unaudited financial statements of Immureboost, Inc. (a Nevada corporation) (formerly eSavingsStore.com, Inc.) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2006 included in a Form10-KSB filed with the U.S. Securities and Exchange Commission ("SEC") on April 17, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

IMMUREBOOST, INC. (formerly esavingstore.com, INC.)

(A Development Stage Company)

Unaudited Financial Statements

For the Six Months Ended June 30, 2007,

and the Period of February 25, 2004 (date of inception)

through June 30, 2007

IMMUREBOOST, INC. (formerly esavingstore.com, INC.)

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets		.
Cash	$ 300	$ -
Total current assets	300	-
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(4,082)	(4,004)
Net fixed assets	140	218
Other assets
Intangible asset (note 3)	33,100	33,100
Total other assets	33,100	33,100

Total assets	$ 33,540	$ 33,318

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 33,003	$ 31,620
Due to related party (note 2)	23,294	-
Current portion - note payable (note 3)	2,303	2,303
Total current liabilities	58,600	33,923
Long-term liabilities
Note payable, less current portion (note 3)	21,913	23,044
Total long-term liabilities	21,913	23,044

Total liabilities	80,513	56,967

Stockholders' deficit (note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 50,925,000 shares issued & outstanding	50,925	50,925
Additional paid-in capital	24,975	24,975
Deficit accumulated during development stage	(122,873)	(99,549)
Total stockholders' deficit	(46,973)	(23,649)

Total liabilities and stockholders' deficit	$ 33,540	$ 33,318

See accompanying notes to financial statements.

IMMUREBOOST, INC. (formerly esavingstore.com, INC.)

(A Development Stage Company)

Statements of Operations

(unaudited)

					Cumulative
	For the Three Months		For the Six Months		from Inception,
	Ended June 30,		Ended June 30,		Feb. 25, 2004
	2007	2006	2007	2006	to June 30, 2007

Revenue:
Revenue from operations	$ -	$ 4,000	$ -	$ 4,000	$ 31,576

Expenses:
Consulting fees - related party	-	-	-	-	15,000
Consulting fees	-	-	-	-	22,788
Product & business development	387	446	702	892	11,209
Travel, meals and entertainment	-	631	25	1,114	6,571
Legal fees	11,044	300	12,947	2,837	26,763
Audit & accounting	2,175	4,650	6,175	7,650	27,570
Transfer agent	-	850	-	1,045	1,935
Organizational costs	-	-	-	-	404
Rent (note 5)	-	1,304	-	2,816	8,696
Depreciation	39	109	78	219	4,082
Interest expense (note 3)	606	746	1,284	1,486	8,920
Other general & administrative	986	1,941	2,113	2,705	20,511
Total expenses	15,237	10,977	23,324	20,764	154,449

Net loss from operations	(15,237)	(6,977)	(23,324)	(16,764)	(122,873)

Net loss before income taxes	(15,237)	(6,977)	(23,324)	(16,764)	(122,873)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$ (15,237)	$ (6,977)	$ (23,324)	$ (16,764)	$ (122,873)

Netloss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average outstanding shares	50,925,000	50,925,000	50,925,000	50,925,000

See accompanying notes to financial statements.

IMMUREBOOST, INC. (formerly esavingstore.com, INC.)

(A Development Stage Company)

Statements of Cash Flows
	Six months	Six months	February 25,
	Ended	Ended	2004 (inception)
	June 30,	June 30,	through June 30,
	2007	2006	2007

Operating activities
Net loss	$ (23,324)	$ (16,764)	$ (122,873)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	78	219	4,082
Revenues from sale of travel points in exchange
for settlement of accounts payable	-	-	(27,576)
Transfer agent fees paid for with common stock	-	-	500

Changes in operating assets and liabilities:
Decrease in prepaid rent and deposits	-	2,816	-
Increase in accounts payable	1,383	14,639	60,579
Increase in due to related party	23,294	-	23,294

Net cash provided by (used in) operating activities	1,431	910	(61,994)

Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)

Financing activities
Issuance of common shares for cash	-	-	75,400
Principal payments on note payable	(1,131)	(1,001)	(8,884)

Net cash provided by (used in) financing activities	(1,131)	(1,001)	66,516

Net increase (decrease) in cash	300	(91)	300
Cash at beginning of period	-	150	-
Cash at end of period	$ 300	$ 59	300

Supplemental disclosures:
Interest paid for in cash	$ 1,284	$ 1,486	$ 8,920
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Settlement of debt through sale of travel points	$ -	$ -	$ 27,576

See accompanying notes to financial statements.

IMMUREBOOST, INC. (formerly esavingstore.com, INC .)

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2007

(unaudited)

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Immureboost, Inc. (formerly eSavingstore.com, Inc.) (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with SFAS No. 7.

Business Description

Immureboost, Inc. (formerly eSavingsStore.com, Inc.) is a Nevada corporation organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website. On June 1, 2007, the Company entered into a letter of intent with Immureboost Inc., a Thailand company, with the intention to purchase intellectual property to develop products that affect the human body's immune system. The Company has elected a fiscal year end of December 31.

On July 17, 2006, the Board of Directors voted to change the name of the Company from Celtic Cross, Ltd., to eSavingsStore.com, Inc. to more accurately reflect the Company's business plan. On July 5, 2007, the shareholders of the Company approved the name change to Immureboost, Inc.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Due to the uncertainty of their utilization in future periods, development stage deferred tax assets of approximately $43,000, arising as a result of net operating loss carryforwards totaling $122,873, have been offset completely by a valuation allowance, which increased by $8,100 and $5,900 during the six months ended June 30, 2007 and 2006, respectively.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $300 and $nil in cash and cash equivalents at June 30, 2007 and December 31, 2006, respectively.

IMMUREBOOST, INC. (formerly esavingstore.com, inc.)

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2007

(unaudited)

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

IMMUREBOOST, INC. (formerly esavingstore.com, INC.)

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2007

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

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

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues will be recognized upon rent or sale of the property, or when the Company performs other travel related services. The Company has recognized revenue of $31,576 from its intended business purpose as of June 30, 2007.

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

Reclassifications

Certain accounts from prior periods have been reclassified to conform to current period presentation.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through June 30, 2007, or for the six months ended June 30, 2007.

IMMUREBOOST, INC. (formerly esavingstore.com, INC.)

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2007

(unaudited)

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

For the period of February 25, 2004 (inception) through April 22, 2004 (see previous paragraph), and for the period of July 2006 to the present, office space and services have been provided without charge by the Company's President. Such costs are immaterial to the financial statements and have not been reflected therein.

During the six months ended June 30, 2007, the president and director of the Company advanced $23,294 on behalf of the Company to settle various outstanding accounts.

3.  Intangible Asset & Long-term Liabilities

The Company has acquired an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties. These rights are granted in the form of points. In June of 2004, the Company purchased 315,000 points from FRI and was given a bonus of 300,000 additional points as an incentive, and will receive 315,000 points on each anniversary date for the next 99 years. The points work as currency and are redeemable at any time at any FRI resort during the year. Although the points represent a specific interest in the Grand Desert Resort in Las Vegas, Nevada, they can be used at any time in exchange for accommodations at any of the other properties around the world owned by FRI.

As part of its business plan, the Company will put together travel packages for its customers, providing hotel accommodations at FRI resorts via redemption of its points. Since the actual undivided ownership interest in timeshare property real estate has a nominal value (based on the Company's share of the total cost of FRI resort properties), the entire value of the purchase price has been assigned to the points acquired in the transaction, which will be used to generate future cash flows for the Company. The points have been reported as an intangible asset in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The points do not have a finite useful life over which to amortize their cost, and will therefore be tested for impairment in accordance with SFAS No. 142. No impairment had been noted as of June 30, 2007.

The contract sales price of the points was $33,100 and is being financed through FRI. The note carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property. During the period of February 25, 2004 (inception) through December 31, 2006, the Company made a $2,996 down payment, and additional principal payments totaling $4,757 resulting in a note payable balance of $25,347 at December 31, 2006. During the six months ended June 30, 2007, the Company made $1,131 in principal payments, for a note payable balance of $24,216 at June 30, 2007. Interest expense from inception through June 30, 2007 and the six month periods ended June 30, 2007 and 2006, was $8,920, $1,284 and $1,486 respectively.

IMMUREBOOST, INC. (formerly esavingstore.com, INC.)

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2007

(unaudited)

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

Number of shares         Price per share             Cash received

13,500,000                         $ .000067                             $ 900

14,250,000                              ..00067                             9,500

15,000,000                                 ..002                            30,000

5,700,000                                 ..0033                            19,000

2,400,000                                 ..0067                           16,000

50,850,000                                                                $ 75,400

On July 1, 2006, the Board of Directors authorized a 30:1 forward stock split. On June 12, 2007, the Board of Directors authorized a 2:1 reverse split. The number of shares issued in accordance with private offerings in 2004 as listed above includes the effects of the splits.

Pursuant to a Form 8-K filed with the SEC on July 28, 2006, the Board of Directors voted to increase the Company's authorized common shares from 75,000,000 to 1,000,000,000 shares.

On October 1, 2006, the Company issued 75,000 shares of its common stock at $.0067 per share to its transfer agent in exchange for $500 services rendered, resulting in 50,925,000 common shares issued and outstanding at December 31, 2006 and June 30, 2007.

5. Consulting Agreement

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

IMMUREBOOST, INC. (formerly esavingstore.com, INC.)

(A Development Stage Company)

Notes to Financial Statements

For the Six Months ended June 30, 2007

(unaudited)

6. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2007 and December 31, 2006, the Company had a working capital deficit of $58,300 and $33,923, respectively, and an accumulated deficit of $122,873 and $99,549, respectively. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

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

Item 2. Management's Plan of Operations.

Immureboost, Inc. (formerly eSavingsStore.com, Inc.) was incorporated in the State of Nevada on February 25, 2004. Since its inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings. It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in the ordinary course of business.

GENERAL

The Company is in the business of providing travel bookings and timeshare rentals and sales. Immureboost, Inc. (formerly eSavingsStore, Inc.).was formed on February 25, 2004 under the name Celtic Cross, Inc. as a "For Profit" corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service website. The Company has elected a fiscal year end of December 31.

On July 6, 2006, John McLane was appointed President, Chief Executive Officer and a member of the Board of Directors. Howard Bouch resigned his position as President and CEO but retains his position as a director and CFO. On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. to more accurately reflect the Company's business plan.

On June 1, 2007, the Company entered into a letter of intent with ImmuneBoost Inc., a Thailand company, with the intention to purchase intellectual property to develop products that affect the human body's immune system.

On July 5, 2007, the shareholders of the Company approved the name change to Immureboost, Inc.

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

The 315,000 "ownership" points are awarded each year to the Company and can be carried over from one year to the next. At July 1, 2006 the Company had accumulated 930,000 points including the bonus points, and will receive 315,000 points on each anniversary date in October for the next 99 years. On August 25, 2006 the Company agreed that Wannigan Capital Corp. would purchase 600,000 points in Fairfield from the Company in full satisfaction of the $27,576 indebtedness owed by the Company to Wannigan at June 30, 2006.

At December 31, 2006, the Company had in its inventory 645,000 original ownership points, which the Company may use as currency to reserve vacation weeks at any Fairfield Resort. The amount of points charged by Fairfield Resorts varies by season and popularity of the resort. A specific example would be the Fairfield golf and beach resort in Myrtle Beach, South Carolina. The Company could rent a two bedroom deluxe accommodation in an off-season month for 93,500 points and in high demand season for 154,000 points. The Company can then rent this unit to a consumer for $250 per day or $1,500 per week in the off-season or $350 per day or $2,250 per week in the high demand season. Off-season and high demand seasons vary by location and range from a low of 49,000 points per week at Lake Ozark, MO to a high of 266,000 points per week at Atlantic City and Hawaii.

The Company has received minimal revenues to date, which were the result of two transactions during 2006 totaling $31,576.

Immureboost,Inc. (formerly eSavingsStore.com, Inc.) will generate revenues by using its Fairfield points as currency and charging the consumer a premium to that cost based on location and season. The Company does not act as a property manager, real estate agent or landlord. The Company will hire these services as needed.

The contract sales price of the points was $33,100 and is being financed through Fairfield Resorts, Inc. (FRI). The note carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property. During the period of February 25, 2004 (inception) through December 31, 2006, the Company made a $2,996 down payment, and principal payments totaling $4,757 resulting in a note payable balance of $25,347 at December 31, 2006. During the six months ended June 30, 2007, the Company made $1,131 in principal payments, for a note payable balance of $24,216 at June 30, 2007. Interest expense from inception through June 30, 2007 and the six month periods ended 31, 2007 and 2006, was $8,920, $1,284 and $1,486 respectively.

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

Most vacation ownership condominiums have two bedrooms and two baths, unit sizes range from studios to three or more bedrooms. Most units include a fully equipped kitchen with dining area, washer and dryer, stereo, televisions, VCRs and more. Timeshare resort amenities rival those of other top-rated resort properties and may include planned children's activities, swimming pools, tennis, jacuzzi, golf and bicycles, as well as spa and exercise facilities. Others feature boating, skiing, restaurants and equestrian facilities on-site or nearby.

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

Outlook

According to the American Resort Development Association, the concept was originated in the French Alps in the 1960s. Now, 44 years later, it is firmly positioned as one of the most popular vacation options enjoyed by today's leisure travelers. Millions of owners have found timeshares' spacious floor plans and home-like amenities very attractive when compared with traditional hospitality products. Truly a home away from home, vacation ownership provides the space and flexibility needed to easily accommodate families and larger traveling parties in single, full service accommodations with multi bedroom or attached units. Immureboost, Inc. (formerly eSavingsStore.com, Inc.). believes an even larger market exists for one time single usage of these facilities by individuals and families who do not wish to own, but would rather rent on an "As Needed" basis from a company such as Immureboost, Inc. (formerly eSavingsStore.com, Inc.).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item.2. Changes in Securities and Use of Proceeds.

Immureboost, Inc.'s (formerly eSavingsStore.com, Inc.'s) common stock is traded on the OTC Bulletin Board market under the symbol IMBO. On December 23, 2005, the Company was declared effective pursuant to section 8(a) of the Securities Act of 1933 as amended. The following description of the capital stock of the Company and certain provisions of the Company's Articles of Incorporation and Bylaws is a summary and is qualified in its entirety by the provisions of the Articles of Incorporation and Bylaws.

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

On June 10, 2007 the Company approved a reverse split of its common stock on a one new share for each two old share basis, thereby reducing the Company's issued and outstanding from 101,850,000 to 50,925,000 shares.

Item 3. Defaults Upon Senior Securities.

None

Submission of Matters to a Vote of Security Holders.

On July 5, 2007 a majority of shareholders approved the Company to change its name to Immureboost, Inc.

Item 5. Other Information.

The following issuance occurred subsequent to the 30:1 forward stock split and prior to the 2:1 reverse stock split. Both splits are reflected in the following:

On October 1, 2006, the Company issued 75,000 shares of its common stock at $.0067 per share to its transfer agent, Stalt, Inc., in exchange for $500 in services rendered.

On June 1, 2007, the Company entered into a Letter of Intent with Immureboost, Inc, a Thailand corporation. The Company intends to purchase certain intellectual property assets from Immureboost that are used in its business of developing products that affect the human body's immune system. The Company and Immureboost are negotiating terms to be included in a definitive agreement and will make further disclosure at the time such agreement is finalized.

On June 10, 2007 the Company approved a reverse split of its common stock on a one new share for each two old share basis, thereby reducing the Company's issued and outstanding from 101,850,000 to 50,925,000.

tem 6. Exhibits and Reports on Form 8-K

a) The following exhibits are filed herewith:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) The following reports were filed on Form 8-K:

On June 6, 2007, the Company filed a Form 8-K regarding the acquisition of Immureboost, Inc.

On June 15, 2007 the Company filed a Form 8K regarding the addition of Stephen L Burke to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                            Immureboost, Inc. (formerly eSavingsStore.com, Inc.)

Date: 8/15/07                                                                                                     By: /s/ John McLane

                                                                                                                            President CEO and Director

Date 8/15/07                                                                                                     By:/s/ Howard Bouch

                                                                                                                           CFO and Director