Form 10QSB
period 2007-09-30
IMMUREBOOST, INC.
filed 2007-11-19
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File No. 333-123774

Immureboost, Inc. (formerly eSavings.com, Inc.)

(Name of Small Business Issuer in its Charter)

NEVADA

86-1098668

---------------

--------------------

(State or Other Jurisdiction of

(I.R.S. Employer I.D. No.)

incorporation or organization)

1174 Manitou Dr., NW

P.O. Box 363

Fox Island, WA 98333

                                                                       -----------------------------

                                                            (Address of Principle Executive Offices)

             Issuer’s Telephone Number:  (253) 549-4336

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.

(1) Yes   X       No

(2)  Yes  X       No

                                          ----

   ----

----             ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)

Yes    X     No

        ------         -------

                                             (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

                                                September 30, 2007:  Common Stock – 50,925,000   shares

                                             DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

      Transitional Small Business Issuer Format    Yes           No    X

                                                                                      -----          -----

Immureboost, Inc.

(formerly eSavingsStore.com, Inc.)

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

PAGE

Item 1.  Financial Statements (unaudited):

Balance Sheets

5

Statements of Operations

6

Statements of Cash Flows

7

Notes to Financial Statements (unaudited)

8-10

Item 2.  Management’s Plan of Operations

11

Item 3. Controls and Procedures

16

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 2.  Changes in Securities

16

Item 3.   Defaults upon Senior Securities

16

Item 4.   Submission of Matters to a Vote of Securities Holders

16

Item 5.   Other Information

16

Item 6.   Exhibits

16

Signatures and Certifications

16

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying interim unaudited financial statements of Immureboost, Inc. (a Nevada corporation) (formerly eSavingsStore.com, Inc.) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2006 included in a Form10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC.)

(A Development Stage Company)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2007,

and the Period of February 25, 2004 (date of inception)

through September 30, 2007

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC.)

 (A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2007	2006
Assets
Current assets		.
Cash	$ 2,650	$ -
Prepaid rent and deposits (note 5)	-	-
Total current assets	2,650	-
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(4,121)	(4,004)
Net fixed assets	101	218
Other assets
Intangible asset (note 3)	33,100	33,100
Total other assets	33,100	33,100

Total assets	$ 35,851	$ 33,318

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 18,370	$ 31,620
Due to related parties (note 2)	55,294	-
Current portion - note payable (note 3)	2,500	2,303
Total current liabilities	76,164	33,923
Long-term liabilities
Note payable, less current portion (note 3)	21,133	23,044
Total long-term liabilities	21,133	23,044

Total liabilities	97,297	56,967

Stockholders' deficit (note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 50,925,000 shares issued & outstanding	50,925	50,925
Additional paid-in capital	24,975	24,975
Deficit accumulated during development stage	(137,346)	(99,549)
Total stockholders' deficit	(61,446)	(23,649)

Total liabilities and stockholders' deficit	$ 35,851	$ 33,318

See accompanying notes to financial statements.

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC.)

(A Development Stage Company)

Statements of Operations

					Cumulative
					From Inception
	For the Three Months		For the Nine Months		Feb. 25, 2004
	Ended September 30		Ended September 30		to September 30,
	2007	2006	2007	2006	2007

Revenue:
Revenue from operations	$ -	$ 27,576	$ -	$ 31,576	$ 31,576

Expenses:
Consulting fees - related party	-	-	-	-	15,000
Consulting fees (note 6)	-	-	-	-	22,788
Product & business development	430	446	1,132	1,338	11,639
Travel, meals and entertainment	-	-	25	1,114	6,571
Legal fees	9,333	711	22,280	3,548	36,096
Audit & accounting	1,250	575	7,425	8,225	28,820
Transfer agent	2,149	850	2,149	1,895	4,084
Organizational costs	-	-	-	-	404
Rent (note 5)	-	-	-	2,816	8,696
Depreciation	39	110	117	329	4,121
Interest expense (note 3)	748	725	2,032	2,211	9,668
Other general & administrative	524	858	2,637	3,563	21,035
Total expenses	14,473	4,275	37,797	25,039	168,922

Net income (loss) from operations	(14,473)	23,301	(37,797)	6,537	(137,346)

Net loss before income taxes	(14,473)	23,301	(37,797)	6,537	(137,346)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$ (14,473)	$ 23,301	$ (37,797)	$ 6,537	$ (137,346)

Net income (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average outstanding shares	50,925,000	50,925,000	50,925,000	50,925,000

See accompanying notes to financial statements.

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC.)

 (A Development Stage Company)

Statements of Cash Flows

	Nine months	Nine months	February 25,
	Ended	Ended	2004 (inception)
	September 30,	September 30,	through September 30,
	2007	2006	2007

Operating activities
Net income (loss)	$ (37,797)	$ 6,537	$ (137,346)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	117	329	4,121
Revenues from sale of travel point in exchange
for settlement of accounts payable	-	(27,576)	(27,576)
Transfer agent fees paid for with common stock	-	-	500

Changes in operating assets and liabilities:
Increase in prepaid rent and deposits	-	2,816	-
Increase in accounts payable	42,045	19,243	101,241

Net cash used in operating activities	4,365	1,349	(59,060)

Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)

Financing activities
Issuance of common shares for cash	-	-	75,400
Principal payments on note payable	(1,715)	(1,499)	(9,468)

Net cash provided by (used in) financing activities	(1,715)	(1,499)	65,932

Net increase (decrease) in cash	2,650	(150)	2,650
Cash at beginning of period	-	150	-
Cash at end of period	$ 2,650	$ -	2,650

Supplemental disclosures:
Interest paid for in cash	$ 2,032	$ 2,211	$ 9,668
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Settlement of debt through sale of travel points	$ -	$ 27,576	$ 27,576

See accompanying notes

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC .)

 (A Development Stage Company)

Notes to Financial Statements

For the Nine months ended September 30, 2007

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

Business Description

Immureboost, Inc. (formerly eSavingsStore.com, Inc.) (the Company) is a Nevada corporation organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website.    On June 1, 2007, the Company entered into a letter of intent with Immuneboost Inc., a Thailand company, with the intention to purchase intellectual property to develop products that affect the human body’s immune system.  The Company has elected a fiscal year end of December 31.

On July 17, 2006, the Board of Directors voted to change the name of the Company from Celtic Cross, Ltd., to eSavingsStore.com, Inc. to more accurately reflect the Company’s business plan.  On July 5, 2007, the shareholders of the Company approved the name change to Immureboost, Inc.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $2,650 and $nil in cash and cash equivalents at September 30, 2007 and December 31, 2006, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through September 30, 2007, or for the nine months ended September 30, 2007.

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC.)

 (A Development Stage Company)

Notes to Financial Statements

For the Nine Months ended September 30, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), “Share-Based Payment.”  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153).”  This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC.)

 (A Development Stage Company)

Notes to Financial Statements

For the Nine Months ended September 30, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In September 2006, FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS 158 is effective.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

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

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC.)

 (A Development Stage Company)

Notes to Financial Statements

For the Nine Months ended September 30, 2007

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

During the nine months ended September 30, 2007, the president and director of the Company has advanced $55,294 on behalf of the Company to settle various outstanding accounts.

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

The contract sales price of the points was $33,100 and is being financed through FRI.  The note carries a 10.99% annual interest rate with monthly payments of $415 during the 10-year loan period, and is collateralized by the timeshare property.  During the period of February 25, 2004 (inception) through December 31, 2006, the Company made a $2,996 down payment, and principal payments totaling $4,757 resulting in a note payable balance of $25,347 at December 31, 2006. During the nine months ended September 30, 2007, the Company made $1,715 in principal payments, for a note payable balance of $23,633 at September 30, 2007.  Interest expense from inception through September 30, 2007 and the nine month periods ended September 30, 2007 and 2006, was $9,668, $2,032 and $2,211 respectively.

On August 25, 2006, the Company entered into an agreement with one of its vendors whereby the Company sold 600,000 of its travel points to the vendor to settle debts totaling $27,576.  The transaction reduced the Company’s available points to 645,000 at December 31, 2006.

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC.)

 (A Development Stage Company)

Notes to Financial Statements

For the Nine Months ended September 30, 2007

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

Number of shares

  Price per share

Cash received

13,500,000

$

.000066

$

900

14,250,000

.00066

9,500

15,000,000

.002

30,000

5,700,000

.0033

19,000

2,400,000

.0066

16,000

 50,925,000

$

75,400

On July 1, 2006, the Board of Directors authorized a 30:1 forward stock split.   On June 12, 2007, the Board of Directors authorized a 2:1 reverse split.  The number of shares issued in accordance with private offerings in 2004 as listed above include the effects of the splits.

Pursuant to a Form 8-K filed with the SEC on July 28, 2006, the Board of Directors voted to increase the Company’s authorized common shares from 75,000,000 to 1,000,000,000 shares.

On October 1, 2006, the Company issued 75,000 shares of its common stock at $.0066 per share to its transfer agent in exchange for $500 services rendered, resulting in 50,925,000 common shares issued and outstanding at December 31, 2006 and September 30, 2007.

5.  Commitments and Contingencies

The Company entered into a lease agreement for office space in Nevada for a one-year period commencing April 1, 2005 with monthly rent payments of $400. The Company paid $4,800 for the entire year of rent up front, an initial security deposit of $1,200, and $625 for use of the lessor’s office furniture for the term of the lease.  The initial security deposit was applied towards rent for the period of April through June 2006. Rent expense and amortization of the office furniture fund for the periods ended September 30, 2007 and September 30, 2006 was $nil and $2,816, respectively.  The contract was not renewed upon its expiration, and during the period of July 2006 through the present, the Company’s President has been providing office space at no cost to the Company.

During the period of inception through 2005, the Company has also been paying approximately $120 monthly for office space in Canada, which includes telephone receptionist services. There was no lease and the agreement was cancelable at any time.  Rent for this office space totaled $1,445 for 2005.  There were no expenses incurred with the Canadian company during the period ended September 30, 2007 or September 30, 2006.  Total rent expense for the periods ended September 30, 2007 and September 30, 2006 was $nil and $2,816, respectively.

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

IMMUREBOOST, INC. (formerly eSAVINGSTORE.COM, INC.)

 (A Development Stage Company)

Notes to Financial Statements

For the Nine Months ended September 30, 2007

7.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2007, the Company has a working capital deficit of $73,514 and an accumulated deficit of $137,346.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

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

 Item 2.  Management’s Plan of Operations.

Immureboost, Inc. (formerly eSavingsStore.com, Inc.) was incorporated in the State of Nevada on February 25, 2004.  Since its inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings.  It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in the ordinary course of business.

GENERAL

Prior to August 18, 2007, the Company is in the business of providing travel bookings and timeshare rentals and sales. Immureboost, Inc. (formerly eSavingsStore, Inc.).was formed on February 25, 2004 under the name Celtic Cross, Inc. as a “For Profit” corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service website.  The Company has elected a fiscal year end of December 31.

On July 6, 2006, John McLane was appointed President, Chief Executive Officer and a member of the Board of Directors. Howard Bouch resigned his position as President and CEO but retains his position as a director and CFO. On  August 28, 2007, Mr. McLane resigned his position as CEO and as a member of the Board of Directors.  On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. to more accurately reflect the Company’s business plan.

On July 5, 2007, the shareholders of the Company approved the name change to Immureboost, Inc.  On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost of Thailand, a Thai corporation (the "Seller") which develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company acquired certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain shareholders of the Seller will receive twenty million three hundred seventy (20,370,000) "restricted shares" (as that term is defined in Rule 144 of the Securities Act of 1933; the "Act") of the Company's Common Stock which shall constitute forty percent (40%) of the issued and outstanding Common Stock of the Company. During the quarter ending September 30, 2007, the Company was still in the process of transferring the intellectual property rights to the Company.  At the time the property rights are transferred, the shares will be issued to the shareholders of the Thai corporation.  It is expected that the intellectual property rights will be transferred and shares will be issued in the quarter ending December 31, 2007.

The Company still owns an undivided interest in the Fairfield Resorts, Inc. (FRI) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in FRI timeshare properties.

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

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund the research efforts for  efforts. The Company intends to obtain working capital from the sale of product and through private investments made by third parties.

Item 3.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (or persons performing those duties), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer, or persons performing those duties, concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item.2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

The following exhibits are filed herewith:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________________________________
Immureboost, Inc.
(formerly eSavingsStore.com, Inc.)

Date:

November 19, 2007

By: Steve burke

Its: CFO, CEO

16