Form 10KSB
period 2007-12-31
IMMUREBOOST, INC.
filed 2008-05-16
CIK 1309251

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File No.  333-123774

IMMUREBOOST, INC.

(Name of Small Business Issuer in its charter)

                    Nevada

           86-1098668

(State or other jurisdiction of

             (I.R.S. Employer Identification No.)

               incorporation or organization)

2764 Lake Sahara Drive, Suite 111, Las Vegas, NV 89117

(Address of principal executive offices)                 (Zip Code)

Issuer’s telephone number:  (604) 331-1459

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

State issuer’s revenues for its most recent fiscal year:$0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of April 22, 2008 the average sale price of the common equity within the last 60 days was $1.50 and the aggregate value of the voting and non-voting equity held by non-affiliates was $76,387,500.

Number of shares of Common Stock, $0.001 par value per share, of the Registrant outstanding as of April 22, 2008: 50,925,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

Transitional Small Business Issuer Format

Yes [  ]     No  [X]

EXHIBIT INDEX IS ON PAGE 21

Immureboost, Inc.

TABLE OF CONTENTS

Page No.

PART I

ITEM 1.   Business

4

ITEM 2.   Properties

10

ITEM 3.   Legal Proceedings

10

ITEM 4.   Submission of Matters to a Vote of Security Holders

10

PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities  10

ITEM 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations  13

ITEM 7.   Financial Statements

14

ITEM 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  14

ITEM 8A  Controls and Procedures

15

ITEM 8B  Other Information

15

PART III

ITEM 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act  16

ITEM 10.  Executive Compensation

17

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  17

ITEM 12.  Certain Relationships and Related Transactions, and Director Independence

18

ITEM 13.  Exhibits

18

ITEM 14.

Principal Accountant Fees and Services

18

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) Business Development.

Immureboost, Inc. was originally formed as Celtic Cross, Ltd. on February 25, 2004 as a "For Profit" corporation for the purpose of marketing and selling vacation packages and use of the timeshare entities discussed herein. On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc.  On June 5, 2007, the Board of Directors voted to change the name of the Company to Immureboost, Inc.

 (b) Business of Issuer.

Prior to August 18, 2007, the Company was in the business of providing travel bookings and timeshare rentals and sales. Immureboost, Inc. (formerly eSavingsStore, Inc.) was formed on February 25, 2004 under the name Celtic Cross, Inc. as a “For Profit” corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service website.  The Company has elected a fiscal year end of December 31.

On July 6, 2006, John McLane was appointed President, Chief Executive Officer and a member of the Board of Directors. On August 22, 2007, Howard Bouch resigned his position as President and CEO.  On August 28, 2007, Mr. McLane resigned his position as CEO and as a member of the Board of Directors.  On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc.  On August 28, 2007 Stephen Burke was appointed CEO, CFO and Member of the Board of Directors.

On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost, Inc. of Thailand, a Thai corporation (the "Seller") which develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company will acquire certain assets of the Seller, including patents and trademarks. As consideration for the purchase of these assets, certain shareholders of the Seller will receive twenty million three hundred seventy thousand (20,370,000) "restricted shares" (as that term is defined in Rule 144 of the Securities Act of 1933; the "Act") of the Company's Common Stock which shall constitute forty percent (40%) of the previously issued and outstanding Common Stock of the Company at December 31, 2007, and twenty-nine percent (29%) of total issued and outstanding shares after the issuance. At December 31, 2007, the Company was still in the process of transferring the intellectual property rights to the Company.  At the time the property rights are transferred, the shares will be issued to the shareholders of the Thai corporation.

The Company is also looking for other business opportunities, but it has not entered any such agreements and has no specific prospects.

The Company still owns an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (“WVR”) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties.

In light of the asset purchase agreement with the Thai corporation, the Company has decided to focus on its immune boosting business and is currently seeking to dispose of its interest in the timeshare resort.  As a result, the investment in the timeshare has been impaired down to $0 at December 31, 2007.

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

ITEM 2. PROPERTIES

In June of 2004, the Company purchased 315,000 ownership points from Fairfield Resorts, Inc. WVR and received a bonus of 300,000 additional points as an incentive. The Company receives 315,000 ownership points on each October anniversary date for the next 99 years.  The Company has transferred 900,000 points to unrelated consultants since the points were purchased, resulting in a remaining balance of 660,000 available points at December 31, 2007. The maintenance at the WVR facilities are the responsibility of WVR, however, the Company pays a monthly fee to WVR for this service. The maintenance fee is $141 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. The Company is seeking to sell the points, since they do not fit within the Company’s current business plan.

ITEM 3. LEGAL PROCEEDINGS

Immureboost, Inc. and its officer / director, Mr. Steve Burke are currently not a party to any legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II.

ITEM 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Immureboost’s common stock is traded on the OTC Bulletin Board market under the symbol IMBO.  On December 23, 2005, the Company was declared effective pursuant to section 8(a) of the Securities Act of 1933 as amended.  The following description of the capital stock of the Company and certain provisions of the Company's Articles of Incorporation and Bylaws is a summary and is qualified in its entirety by the provisions of the Articles of Incorporation and Bylaws.

The amended Articles of Incorporation, as included in a Form 8-K filed with the SEC on July 28, 2006, authorize the issuance of 1,000,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan, other financing arrangements or otherwise. See a copy of the original Articles of Incorporation and Bylaws of the Company, attached as Exhibit 3.1 and Exhibit 3.2, respectively filed with the Company’s registration statement on Form SB-2/A dated April 1, 2005 and incorporated by reference.

Following is a table showing the high and low trading prices of the Company’s stock since its initial listing in June 2006.

Quarter Ended:	High	Low
March 31, 2008	$1.75	$1.50
December 31, 2007	$2.00	$0.90
September 30, 2007	$1.25	$0.15
June 30, 2007	$1.20	$0.15
March 31, 2007	$5.00	$1.10
December 31, 2006	$4.04	$3.12
September 30, 2006	$3.26	$0.002

Penny Stock Disclosure

The Penny Stock Reform Act (Securities Exchange Act Sect. 3(a)(51A)) defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share. Immureboost is considered a penny stock under said Act. A purchase of a Penny Stock is an extremely high-risk stock purchase that could result in the entire loss of an individual's investment. Since Immureboost stock will be considered a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to a customer prior to recommending the sale of its stock. This could severely limit the ability to create a market for shares of Immureboost’s stock and make it difficult for an Investor to liquidate his or her shares.

Broker-dealers who sell penny stock to certain types of investors are required to comply with the Security and Exchange Commission's regulations concerning the transfer of penny stock. If an exemption is not available, these regulations require broker-dealers to: make a suitability determination prior to selling penny stock to the purchaser; receive the purchaser's written consent to the transaction; and, provide certain written disclosures to the purchaser. These rules may affect the ability of broker-dealers to make a market in, or trade the Company’s shares. In turn, this may make it very difficult for investors to resell those shares in the public market.

RECENT SALES OF UNREGISTERED SECURITIES.

The following shares were issued prior to a 30:1 stock split effective July 27, 2006 and a 2:1 reverse stock split effective June 12, 2007, and their pre-split terms are described below.  The effect of the split on the issuances is disclosed in Note 4 in the attached December 31, 2007 and 2006 audited financial statements.

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

The class of persons to whom these offerings were made was "sophisticated investors." As a result, offers were made only to persons that the Company believed, and had reasonable grounds to believe, either (a) have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the proposed investment, or (b) can bear the economic risks of the proposed investment (that is, at the time of investment, could afford a complete loss). Additionally, sales were made only to persons whom the Company believed, and had reasonable grounds to believe immediately prior to such sale and upon making reasonable inquiry, (a) are capable of bearing the economic risk of the investment, and (b) either personally possess the requisite knowledge and experience, or, together with their offeree's representative, have such knowledge and experience.

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

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Immureboost, Inc. (formerly eSavingsStore.com, Inc.) was incorporated in the State of Nevada on February 25, 2004.  Since its inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings.  It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in the ordinary course of business.

GENERAL

Prior to August 18, 2007, the Company was in the business of providing travel bookings and timeshare rentals and sales. Immureboost, Inc. (formerly eSavingsStore, Inc.) was formed on February 25, 2004 under the name Celtic Cross, Inc. as a “For Profit” corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service website.  The Company has elected a fiscal year end of December 31.

On July 6, 2006, John McLane was appointed President, Chief Executive Officer and a member of the Board of Directors. On August 22, 2007, Howard Bouch resigned his position as

President and CEO. On August 28, 2007, Mr. McLane resigned his position as CEO and as a member of the Board of Directors.  On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. to more accurately reflect the Company’s business plan.  On June 14, 2007, Steven Burke was appointed to the Board of Directors and on August 28, 2007 named CEO and CFO.

On July 5, 2007, the shareholders of the Company approved the name change to Immureboost, Inc.  On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost of Thailand, a Thai corporation (the "Seller") which develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company will acquire certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain shareholders of the Seller will receive twenty million three hundred seventy thousand (20,370,000) "restricted shares" (as that term is defined in Rule 144 of the Securities Act of 1933; the "Act") of the Company's Common Stock which shall constitute forty percent (40%) of the previously issued and outstanding Common Stock of the Company as of December 31, 2008, and twenty-nine percent (29%) of total outstanding shares after the issuance. At December 31, 2007, the Seller was still in the process of transferring the intellectual property rights to the Company.  At the time the property rights are transferred, the shares will be issued to the shareholders of the Thai corporation.

The Company still owns an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (”WVR”) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties.

On August 22, 2007, Howard Bouch resigned as CFO and a director of the Company.  There were no disagreements between Mr. Bouch and the Company.  On August 28, 2007, John McLane resigned as CEO and a director, and Stephen Burke was appointed as acting CEO of the Company.  There were no disagreements between Mr. McLane and the Board.

In June of 2004, the Company purchased 315,000 points from WVR and was given a bonus of 300,000 additional points as an incentive. The Company receives 315,000 points on each anniversary date in October for the next 99 years. The maintenance at the WVR facilities are the responsibility of WVR, however, the Company pays a monthly fee to WVR for this service. The maintenance fee is $141 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points can be used to rent vacation or business use accommodations. The "points" represent a specific interest in the Grand Desert Resort in Las Vegas, NV, and can be used in exchange for accommodations at any of the other properties around the world owned by WVR.

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund the research efforts. The Company intends to obtain working capital either from the sale of product or through private investments made by third parties or debt instruments.

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

ITEM 8A.  Controls and Procedures

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In the fourth calendar quarter of 2007 and as of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B.  Other Information

During the fourth quarter of the fiscal year ended December 31, 2007, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below is the name and age of the director and executive officer of Immureboost as of December 31, 2007, and the term of office and the period during which he has served:

Name	Age	Position with the Company	Term Of Office
Steve Burke	56	CEO/CFO/Director	June 14, 2007 to present as director, August 28, 2007 to present as CEO and CFO

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Active Member California State Bar, Admission Date - December 1975

1992-Present - Business Consultant, Thailand

Mid 1996-Present - Legal Consultant

The Officer and Director has not been involved in legal proceedings that impairs his ability to perform his duty as Officer and Director.

Audit Committee.

The Board of Directors is the acting audit committee.  There is currently no audit committee financial expert, as the Company does not have available funds to compensate such an individual.

ITEM 10.  EXECUTIVE COMPENSATION.

Mr. Burke has not received any remuneration from us during his tenure as an officer and director.  On July 6, 2007, we entered into an employment agreement with Mr. Burke, whereby Mr. Burke would perform various services for us in exchange for 300,000 Euros annual compensation, plus 100,000 Euros annual Director's fees.  The compensation was translated from Euros into US dollars using a weighted average exchange rate pro-rated for the period of July through December 2007, resulting in total accrued compensation of $283,830 at December 31, 2007.  The agreement also states that the Officer is entitled to stock options pursuant to a separate agreement, which has not yet been executed but may be applicable in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock of 50,925,000 shares issued and outstanding as of December 31, 2007. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of December 31, 2007.

The table is based upon information provided by our directors and executive officers.

Amount and Nature of Beneficial Ownership as of December 31, 2007.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Howard Bouch	Grove House, 13 Low Seaton, Workington Cumbria, England CA141PR	9,500,010	18.7%
Jennie Bouch	Grove House, 13 Low Seaton, Workington Cumbria, England CA141PR	4,999,995	9.8%
George Graham	6 Glen Road, Moorclose, Workington Cumbria, England CA143RU	4,500,000	8.9%

Kathy Mowbray	1172 Manitou Dr., Fox Island, WA 98333	4,500,000	8.9%
Panamerica Capital Group, Inc.	N/A	3,000,000	5.9%
CEDE & Co.	N/A	16,399,996	32.2%
All officers and directors as a group	None	0	0%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2007, John McLane (the Company’s then sole Officer) loaned the Company $300 to pay for operating expenses.  Upon the resignation from his positions with the Company effective August 28, 2007, Mr. McLane forgave the amounts owed to him.  We have written off the debt to additional paid-in capital.

In March 2007, Steve Burke advanced the Company a total of $32,000 pursuant to two promissory notes.  The notes are due on demand and accrue interest at 8% per annum.  No payments have been made on the notes since its inception, resulting in accrued interest of $853 at December 31, 2007.

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

2006:

$5,400

2007

$6,400

2.

Audit-Related Fees:

Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006:

$0

2007:

$0

3.

Tax Fees:

Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006:

$0

2007:

$0

4.

All Other Fees:

Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006:

$0

2007:

$0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUREBOOST, INC.

By:/s/ Steve Burke

     Steve Burke, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Steve Burke

     Steve Burke

     CEO, CFO, DIRECTOR

IMMUREBOOST, INC. (formerly eSAVINGSSTORE.COM, Inc.)

(A Development Stage Company)

Audited Financial Statements

For the Years Ended December 31, 2007 and 2006,

and the Period of February 25, 2004 (date of inception)

through December 31, 2007

1

IMMUREBOOST, INC. (formerly eSAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Audited Financial Statements

TABLE OF CONTENTS

Description

Page No.

Report of Independent Registered Public Accounting Firm

2

Audited Financial Statements:

  Balance Sheets

3

 Statements of Operations

4

  Statement of Changes in Stockholders’ Deficit

5

 Statements of Cash Flows

6

Notes to Audited Financial Statements

7 - 14

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Immureboost, Inc. (formerly eSAVINGSSTORE.COM, Inc.)

We have audited the accompanying balance sheets of Immureboost, Inc. (formerly eSAVINGSSTORE.COM, Inc.) (a development stage company) (the Company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and for the period of the inception (February 25, 2004) through December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immureboost, Inc. (formerly eSAVINGSSTORE.COM, Inc.) as of December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ deficit, and cash flows for the years then ended, and for the period of the inception (February 25, 2004) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in financial statement Note 8, the Company has incurred losses since inception, and has not engaged in any operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

May 14, 2008

IMMUREBOOST, INC. (formerly eSAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Balance Sheets

	December 31,
	2007	2006
		(Restated – Note 10)
Assets
Current assets		.
Cash	$ 7,473	$ -
Accounts receivable (Note 6)	10,752	-
Prepaid expense (Note 5)	525	-
Total current assets	18,750	-
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(4,152)	(4,004)
Net fixed assets	70	218
Other assets
Intangible asset (Note 3)	-	32,500
Total other assets	-	32,500
Total assets	$ 18,820	$ 32,718

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 17,603	$ 31,620
Accrued compensation – officer (Note 2)	283,830	-
Accrued interest – notes payable (Note 7)	1,673	-
Accrued interest – related party (Notes 2 & 7)	853	-
Short-term loans (Note 7)	37,994	-
Notes payable – related party (Notes 2 & 7)	32,000	-
Note payable – timeshare, current portion (Note 7)	2,570	2,303
Total current liabilities	376,523	33,923
Long-term liabilities
Note payable – timeshare, less current portion (Note 7)	20,494	23,044
Total long-term liabilities	20,494	23,044
Total liabilities	397,017	56,967

Stockholders' deficit (Note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 50,925,000 shares issued and outstanding	50,925	50,925
Additional paid-in capital	25,275	24,975
Deficit accumulated during development stage	(454,397)	(100,149)
Total stockholders' deficit	(378,197)	(24,249)
Total liabilities and stockholders' deficit	$ 18,820	$ 32,718

See accompanying notes to financial statements.

IMMUREBOOST, INC. (formerly eSAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Statements of Operations

	Year Ended December 31,		February 25, 2004 (inception) to December 31,
	2007	2006	2007
		(Restated – Note 10)
Revenues	$ -	$ 4,000	$ 4,000

Expenses
General and administrative expenses	330,335	49,213	453,824
Net loss from operations	(330,335)	(45,213)	(449,824)

Other Income (Expenses)
Interest expense	(5,201)	(2,884)	(12,837)
Impairment of intangible asset (Note 3)	(32,200)	-	(32,200)
Gain on disposal of assets (Note 3)	13,488	26,976	40,464
Total other income (expenses)	(23,913)	24,092	(4,573)

Net loss and deficit accumulated during development stage	$ (354,248)	$ (21,121)	$ (454,397)

Net loss per share	$ (.01)	$ (.00)

Weighted average common shares outstanding , basic and diluted	50,925,000	50,925,000

See accompanying notes to financial statements.

IMMUREBOOST, INC. (formerly eSAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Statement of Changes in Stockholders' Deficit

Period of February 25, 2004 (inception) through December 31, 2007

(Year Ended December 31, 2006 Restated – Note 10)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at February 25, 2004 (inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash (Note 4)	50,850,000	50,850	24,550	-	75,400

Net loss	-	-	-	(40,955)	(40,955)

Balance at December 31, 2004	50,850,000	50,850	24,550	(40,955)	34,445

Net loss	-	-	-	(38,073)	(38,073)

Balance at December 31, 2005	50,850,000	50,850	24,550	(79,028)	(3,628)
	75,000	75	425	-	500
Common stock issued for services (Note 4)

Net loss	-	-	-	(21,121)	(21,121)

Balance at December 31, 2006 (restated)	50,925,000	50,925	24,975	(100,149)	(24,249)

Forgiveness of debt – related party (Note 2)			300		300

Net loss	-	-	-	(354,248)	(354,248)

Balance at December 31, 2007	50,925,000	$ 50,925	$ 25,275	$ (454,397)	$ (378,197)

See accompanying notes to financial statements.

IMMUREBOOST, INC. (formerly eSAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Statements of Cash Flows

			February 25, 2004
			(inception) to
	Year Ended December.31,		December 31,
	2007	2006	2007
		(Restated – Note 10)
Operating activities
Net loss	$ (354,248)	$ (21,121)	$ (454,397)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation	148	437	4,152
Gain on disposal of assets	(13,488)	(26,976)	(40,464)
Stock issued for services	-	500	500
Impairment of intangible asset	32,200	-	32,200
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,752)	-	(10,752)
(Increase) decrease in prepaid expense	(525)	2,816	(525)
Increase (decrease) in accounts payable	(229)	46,259	58,967
Increase in accrued compensation – officer	283,830	-	283,830
Increase in accrued interest – notes payable	1,673	-	1,673
Increase in accrued interest – related party	853	-	853
Net cash provided by (used in) operating activities	(60,538)	1,915	(123,963)
Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)
Financing activities
Issuance of common shares for cash	-	-	75,400
Proceeds from short-term loans	38,294	-	38,294
Proceeds from notes payable – related party	32,000	-	32,000
Principal payments on note payable	(2,283)	(2,065)	(10,036)
Net cash provided by (used in) financing activities	68,011	(2,065)	135,658

Net increase (decrease) in cash	7,473	(150)	7,473
Cash at beginning of period	-	150	-
Cash at end of period	$ 7,473	$ -	$ 7,473
Supplemental disclosures:
Interest paid for in cash	$ 2,884	$ 3,005	$ 10,520
Income taxes paid for in cash	$ -	$ -	$ -
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Forgiveness of debt – related party	$ 300	$ -	$ 300

See accompanying notes to financial statements.

IMMUREBOOST, INC. (formerly eSAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Notes to Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Immureboost, Inc. (formerly eSavingsStore.com, Inc.) (a development stage company) (“the Company”) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with SFAS No. 7.

Business Description

Immureboost, Inc. is a Nevada corporation originally organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website.    On August 18, 2007, the Company entered into an asset purchase agreement with Immureboost Inc., a Thailand company, with the intention to purchase intellectual property to develop products that affect the human body’s immune system.  No assets have been acquired or stock issued to date as a result of this agreement (Note 9).  The Company has elected a fiscal year end of December 31.

On July 17, 2006, the Board of Directors voted to change the name of the Company from Celtic Cross, Ltd., to eSavingsStore.com, Inc. to more accurately reflect the Company’s business plan.  On July 5, 2007, the stockholders of the Company approved the name change to Immureboost, Inc.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Development stage deferred tax assets approximating $159,000 arising as a result of net operating loss carryforwards totaling $454,397 have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.   The valuation allowance increased by approximately $124,000 and $7,000 during the years ended December 31, 2007 and 2006, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates, such as depreciation and valuation of timeshare points. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Fixed Assets

Fixed assets are stated at cost and consist of computers and other office equipment. Depreciation is computed using the accelerated double-declining method based on estimated useful lives of 3 years.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $7,473 and $0 in cash and cash equivalents at December 31, 2007 and December 31, 2006, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through December 31, 2007.

IMMUREBOOST, INC. (formerly ESAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Notes to Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

1. Organization and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133).” This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company believes that when and if its development stage activities in seeking a reverse acquisition of an operating entity occur, this accounting statement may have relevance.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it becomes an entity requiring consolidation with one or more corporations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

IMMUREBOOST, INC. (formerly ESAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Notes to Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues were originally intended to be recognized upon sale of timeshare points redeemable for utilization of the property, or when the Company performs other travel related services. The Company has recognized minimal revenue of $4,000 from its initial intended business purpose since inception through December 31, 2007.

As more fully described in Note 9, the Company entered into an asset purchase agreement in August 2007 with Immureboost, Inc. of Thailand, whereby it plans to develop processes, products and pharmaceuticals that interact with the immune system.  The Company will reexamine its revenue recognition policy upon completion of the agreement, which had not yet occurred as of May 14, 2008 (the date of the auditors’ report).

Earnings (Loss) Per Share

The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented. There were no potentially dilutive common share equivalents outstanding during the periods shown and, accordingly, the computation of net loss per share on a fully dilutive basis is the same as basic net loss per share.

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

For the period of February 25, 2004 (inception) through April 22, 2004 (see above paragraph), and for the period of July 2006 to the present (Note 5), office space and services have been provided without charge by the Company's CEO. Such costs are immaterial to the financial statements and have not been reflected therein.

In February 2007, the Company’s then sole Officer (“the Former Officer”) loaned the Company $300 to pay for operating expenses.  Upon the resignation from his positions with the Company effective August 28, 2007, the Former Officer forgave the amounts owed to him.  The Company has written off the debt to additional paid-in capital.

On June 15, 2007, the Company appointed a new Director to its Board of Directors.  On August 28, 2007, this individual was appointed as the Company’s CEO (“the Officer”).  In March 2007, prior to these appointments, the Officer advanced the Company a total of $32,000 pursuant to two promissory notes (Note 7).  The notes are due on demand and accrue interest at 8% per annum.  No payments have been made on the notes since its inception, resulting in accrued interest of $853 at December 31, 2007.

On July 6, 2007, the Company entered into an employment agreement with the Officer, whereby the Officer would perform various services for the Company in exchange for annual Officer compensation of 300,000 Euros, plus 100,000 Euros for annual Director's fees.  The compensation was translated from Euros into US dollars using a weighted average exchange rate pro-rated for the period of July through December 2007, resulting in total accrued compensation of $283,830 at December 31, 2007.  The agreement also states that the Officer is entitled to stock options pursuant to a separate agreement, which has not yet been executed but may be applicable in the future.

IMMUREBOOST, INC. (formerly ESAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Notes to Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

3.  Intangible Asset

The Company has acquired an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (WVR) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties. These rights are granted in the form of points. In June of 2004, the Company purchased 315,000 points from WVR and was given a bonus of 300,000 additional points as an incentive, and will receive 315,000 points on each anniversary date for the next 99 years.  The points operate as currency and are redeemable at any time at any WVR resort during the year. Although the points represent a specific interest in the Grand Desert Resort in Las Vegas, Nevada, they can be used at any time in exchange for accommodations at any of the other properties around the world owned by WVR. The contract sales price of the points was $33,100 and is being financed through WVR (Note 7).

As of December 31, 2007, the Company had received a total of 1,560,000 travel points.  On August 25, 2006, the Company entered into an agreement with a consultant (“the Consultant”) whereby the Company transferred 600,000 travel points (valued by the Consultant at $0.046 per point) to the Consultant to settle debts totaling $27,576, resulting in a balance of 645,000 points at December 31, 2006.  During 2007, the Company paid 300,000 points (also valued at $0.046 per point) pursuant to a consulting agreement (Note 6), resulting in remaining total available points of 660,000 at December 31, 2007.

As explained more fully in Note 10, the point transfers result in a reduction of the intangible asset equal to the original cost of the points transferred.  The difference between the fair market value and the cost of the points is reported as a gain on disposal of assets in the Other Income (Expense) section of the Statement of Operations.  The per-point original cost of $0.001 resulted in a reduction in the intangible asset of $600 and $300 during the years ended December 31, 2007 and 2006, respectively, due to each of the points transfers, resulting in a carrying value of the intangible asset of $32,200 and $32,500 at December 31, 2007 and 2006 (restated), respectively. The Company recognized a gain on disposal of assets of $13,488 and $26,976 during the years ended December 31, 2007 and 2006 (restated), respectively.

In light of the asset purchase agreement entered into during August 2007 (Note 9),  the Company has decided to focus on its immune boosting business and is currently seeking to dispose of the intangible asset.  As a result, the carrying value of the asset has been impaired down to $0 at December 31, 2007.   The impairment has been recorded as a separate component of other income and expenses in the statements of operations.

IMMUREBOOST, INC. (formerly ESAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Notes to Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

Number of shares

  Price per share

Cash received

13,500,000

$

.000067

$

900

14,250,000

.00067

9,500

15,000,000

.002

30,000

5,700,000

.0033

19,000

2,400,000

.0067

16,000

50,850,000

$

75,400

The Board of Directors authorized a 30:1 forward stock split on July 1, 2006, and a 2:1 reverse stock split on June 12, 2007.  The number of shares issued in accordance with private offerings in 2004 as listed above have been retroactively restated to include the effects of the splits.

Pursuant to a Form 8-K filed with the SEC on July 28, 2006, the Board of Directors voted to increase the Company’s authorized common shares from 75,000,000 to 1,000,000,000 shares.

On October 1, 2006, the Company issued 75,000 shares of common stock at $.0067 per share to its transfer agent for $500 in services, resulting in 50,925,000 common shares issued and outstanding at December 31, 2007 and 2006.

5.  Commitments and Contingencies

The Company entered into a lease agreement for office space in Nevada for a one-year period commencing April 1, 2005 with monthly rent payments of $400. The Company paid $4,800 for the entire year of rent up front, an initial security deposit of $1,200, and $625 for use of the lessor’s office furniture for the term of the lease.  The initial security deposit was applied towards rent for the period of April through June 2006. Rent expense and amortization of the office furniture fund for the year ended December 31, 2006 was $2,816, resulting in $0 prepaid rent and deposits at December 31, 2006.  The contract was not renewed upon its expiration, and during the period of July 2006 through the present, the Company’s officers have been providing office space at no cost to the Company.

The December 31, 2007 balance of $525 represents amounts paid to the Company’s management consultant for future services that will be expensed as the services are rendered.

6.  Consulting Agreement

In October 2006, the Company entered into an agreement with an unrelated consultant (“the Consultant”), who would perform services for the Company during the fourth quarter of 2006.  As compensation, the Company was required to pay the Consultant $9,000 cash and 300,000 timeshare points.  The points were valued at $0.046, which is proportionate to the 600,000 points transferred to anotther consultant to satisfy $27,576 in debt owed to that consultant (Note 3).  Accordingly, the 300,000 points were assigned a value of $13,788, resulting in a payable due the Consultant of $22,788 at December 31, 2006.  The points were transferred to the Consultant during the year ended December 31, 2007, resulting in a $300 reduction of the original cost of the intangible asset (timeshare investment) and a gain on disposal of assets of $13,488.  Upon transfer of the points, the Company did not record a corresponding reduction in the consulting fees due the Consultant, but rather paid additional cash to satisfy the payable.  Also during 2007, the Consultant forgave debts owed by the Company totaling $3,036.  The net of the inadvertent $13,788 overpayment and $3,036 debt forgiveness results in a net receivable due from the Consultant of $10,752 at December 31, 2007.

The accounting treatment of the points transfer is more fully discussed in Notes 3 and 10.  The agreement was not renewed for a subsequent term.

IMMUREBOOST, INC. (formerly ESAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Notes to Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

7.

Notes Payable

	Principal Balance, Dec. 31,
	2007	2006
Note payable – timeshare:

Wyndham Vacation Resorts (Note 3) for $33,100 – June 2004 inception, June 2014 maturity, $415 monthly payments, 10.99% annual interest, collateralized by the timeshare property.  Interest expense of $2,884 and $3,005 for the years ended December 31, 2007 and 2006, respectively.

Future maturities due during the year ended December 31 are as follows:

                                                         2008

$

2,570

2009

2,867

2010

3,198

2011

3,568

2012

3,980

Thereafter

6,881

                             Total

              $                23,064

	$ 23,064	$ 25,347
,
Short-term loans
Independent investor for $22,994 – March 2007 inception, September 2007 maturity, 5.25% annual interest plus 1% interest per month late fee each month after maturity, unsecured. Accrued interest and interest expense of $1,523 (including $920 late fees) as of and for the year ended December 31, 2007.	22,994	-

Independent investor for $15,000 – November 2007 inception, due on demand, 8% annual interest, unsecured. Accrued interest and interest expense of $150 as of and for the year ended December 31, 2007.	15,000	-

Total short-term loans	37,994	-

Related party notes payable:
Officer loan for $10,000 – August 2007 inception, due on demand, 8% annual interest, unsecured. Accrued interest and interest expense of $267 as of and for the year ended December 31, 2007.	10,000	-

Officer loan for $22,000 – August 2007 inception, due on demand, 8% annual interest, unsecured. Accrued interest and interest expense of $586 as of and for the year ended December 31, 2007.	22,000	-

Total related party notes payable	32,000	-

Total notes payable	93,058	25,347
Less current portions and short-term loans	72,564	2,303

Total notes payable – long-term	$ 20,494	$ 23,044

IMMUREBOOST, INC. (formerly ESAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Notes to Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

8.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company has a working capital deficit of $357,773 and an accumulated deficit of $454,397.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

9.  Asset Purchase Agreement

On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost, Inc., a Thai corporation (the "Seller") that develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company will acquire certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain shareholders of the Seller will receive 20,370,000 restricted shares (as defined in Rule 144 of the Securities Act of 1933) of the Company's common stock, which shall constitute 40% of the stock issued and outstanding at December 31, 2007, and 29% of total shares issued and outstanding after the shares are issued.  As of the date of this report, the purchase has not yet been completed and no shares have been issued or assets acquired as a result of the agreement.

10.  Restatement of Prior Year Audited Financial Statements

The Company has restated its December 31, 2006 financial statements, primarily due to improper accounting for the transfer of its timeshare points acquired from Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (“WVR”) for $33,100 in June 2004 (Note 3).  Since the Company’s interest in the WVR conglomerate was deemed to have a nominal value, the entire purchase price was assigned to the points, represented in the financial statements as an intangible asset.  Although the term of the sales contract stated the Company was to receive additional points annually for 99 years, the Company initially determined that the points did not have a finite useful life over which to amortize their cost, so the intangible asset would be tested for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."  The Company noted no impairment of the intangible during 2004 through 2006, and when points were transferred to other parties in the two transactions described in Note 3, there was no corresponding depletion of the asset.  If a sales transaction were to occur, there would be no way to determine cost of goods sold.

The Company determined to assign the sales contract price ratably to the potential points the Company is entitled to receive over the life of the contract.  The Company is entitled to receive 315,000 points for 99 years, plus 300,000 bonus points granted upon inception, which equates to 31,485,000 potential points over the contract life, resulting in a per-point value (cost) of $.001.

In a revenue-generating transaction, the intangible asset will be reduced by the cost of the points sold, with an offsetting entry to cost of sales.  Revenue will be recorded in the amount of consideration received, resulting in a gross margin of the difference between the asset cost and fair market value.  When points are transferred to other parties as repayment for services or debt in lieu of cash, a gain on disposal of an asset is recorded in the ‘Other Income’ section of the statements of operations.  This is not considered a revenue transaction, but rather a disposal of the intangible asset.

IMMUREBOOST, INC. (formerly ESAVINGSSTORE.COM, Inc.)

 (A Development Stage Company)

Notes to Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

10.  Restatement of Prior Year Audited Financial Statements (continued)

The restatement relates to the August 2006 transfer of 600,000 points to satisfy debt of $27,576 (Note 3), which was originally accounted for as $27,576 in revenues.  Application of the correct accounting treatment results in a reduction of the intangible asset by the points’ original cost of $600 at $.001 per point.  The difference between the points’ original cost and their fair market value (i.e., the debt amount) has been recorded as a gain on disposal of assets.  This restatement is considered a correction of an error in previously issued financial statements pursuant to SFAS No. 154, "Accounting Changes and Error Corrections."    The error has been addressed as a prior period adjustment in the attached restated December 31, 2006 financial statements, as demonstrated in the below table.  No change in loss per share was noted as a result of the restatement.

	Original	Restatement	Restated
Account	Balance	Adjustment	Balance
	Year Ended December 31, 2006
Equipment	$ 4,222	$ -	$ 4,222
Accumulated depreciation	(4,004)		(4,004)
Intangible asset	33,100	(600)	32,500
Accounts payable	(31,620)		(31,620)
Current portion of long-term debt	(2,303)		(2,303)
Notes payable	(23,044)		(23,044)
Common stock	(50,925)		(50,925)
Additional paid-in capital	(24,975)		(24,975)
Deficit accumulated during dev stage	79,028		79,028
Revenues	(31,576)	27,576	(4,000)
General and administrative expenses	49,213		49,213
Interest expense	2,884		2,884
Gain on disposal of assets	-	(26,976)	(26,976)
Total	$ -	$ -	$ -

