Form 10-Q/A
period 2006-09-30
IMMUREBOOST, INC.
filed 2008-07-09
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to

Commission File No. 333-123774

Immureboost, Inc. (formerly eSavingsStore.com, Inc.)

(Name of Registrant in its Charter)

NEVADA

 86-1098668

 ---------------                                                                   --------------------

 (State or other jurisdiction of                                                 (I.R.S. Employer I.D. No.)

  incorporation or organization)

2764 Lake Sahara Drive, Suite 111, Las Vegas, NV 89117

----------------------------------------------------------------------

(Address of Principle Executive Offices)

Issuer's Telephone Number: (604) 331-1459

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes

[X]         No

[  ]                      (2) Yes

[X]         No

[  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[   ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

[ X]          No         [  ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date:

                                        June 23, 2008:         Common Stock - 50,925,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Immureboost, Inc.

 (formerly eSavingsStore.com, Inc.)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

12

Item 4T. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                      12

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                                            12

Item 3. Defaults upon Senior Securities                                                                                                                               12

Item 4. Submission of Matters to a Vote of Securities Holders                                                                                        12

Item 5. Other Information                                                                                                                                                       12

Item 6. Exhibits and Reports on Form 8-K                                                                                                                           13

Signatures and Certifications                                                                                                                                           13-15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying restated interim unaudited financial statements of Immureboost, Inc. (a Nevada Corporation) (“the Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s previous annual financial statements for the year ended December 31, 2005 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2006.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying restated interim financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying restated interim financial statements for the nine months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006, the restated annual financial statements for which were also included in the Company’s December 31, 2007 Form 10-KSB.

IMMUREBOOST, INC.

 (formerly eSAVINGSSTORE.COM, INC.)

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005,

and the Period of February 25, 2004 (date of inception)

through September 30, 2006

 Immureboost, Inc. (formerly eSavingstore.com, Inc.)

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
	(Restated – Note 8)
Assets
Current assets		.
Cash	$ -	$ 150
Prepaid rent and deposits (note 5)	-	2,816
Total current assets	-	2,966
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(3,895)	(3,567)
Net fixed assets	327	655
Other assets
Intangible asset (notes 3 and 8)	32,500	33,100
Total other assets	32,500	33,100

Total assets	$ 32,827	$ 36,721

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$ 4,605	$ 12,937
Current portion - note payable (note 3)	2,241	2,065
Total current liabilities	6,846	15,002
Long-term liabilities
Note payable, less current portion (note 3)	23,672	25,347
Total long-term liabilities	23,672	25,347

Total liabilities	30,518	40,349

Stockholders' equity (deficit) (note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 50,850,000 shares issued & outstanding	50,850	50,850
Additional paid-in capital	24,550	24,550
Deficit accumulated during development stage	(73,091)	(79,028)
Total stockholders' equity (deficit)	2,309	(3,628)

Total liabilities and stockholders' equity (deficit)	$ 32,827	$ 36,721

See accompanying notes to financial statements.

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Statements of Operations

(unaudited)

					Cumulative
					from Inception
	For the Three Months		For the Nine Months		(Feb. 25, 2004)
	Ended September 30,		Ended September 30,		to Sept. 30,
	2006	2005	2006	2005	2006
	(Restated – Note 8)		(Restated – Note 8)
Revenue:
Revenue from operations	$ -	$ -	$ 4,000	$ -	$ 4,000

Expenses:
Consulting fees - related party	-	-	-	-	15,000
Product & business development	446	18	1,338	166	10,203
Travel, meals and entertainment	-	100	1,114	1,370	6,441
Legal fees	711	1,426	3,548	5,336	9,686
Audit & accounting	575	1,400	8,225	10,950	23,445
Transfer agent	850	-	1,895	90	2,285
Organizational costs	-	-	-	-	404
Rent (note 5)	-	1,513	2,816	3,742	8,696
Depreciation	110	328	329	982	3,895
Other general & administrative	858	1,456	3,563	5,275	17,049
Total expenses	3,550	6,241	22,828	27,911	97,104

Net income (loss) from operations	(3,550)	(6,241)	(18,828)	(27,911)	(93,104)

Other Income (Expenses)
Interest expense	(725)	(782)	(2,211)	(2,354)	(6,963)
Gain on disposal of other assets (note 3)	26,976	-	26,976	-	26,976
Total Other Income (Expenses)	26,251	(782)	24,765	(2,354)	20,013

Net income (loss) before income taxes	22,701	(7,023)	5,937	(30,265)	(73,091)
Provision for income taxes	-	-	-	-	-

Net income (loss)	$ 22,701	$ (7,023)	$ 5,937	$ (30,265)	$ (73,091)

Net income (loss) per common share	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

Weighted average outstanding shares	50,850,000	50,850,000	50,850,000	50,850,000

See accompanying notes to financial statements.

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Statements of Cash Flows

(unaudited)

			Cumulative
			from Inception
	For the Nine Months		(February 25, 2004)
	Ended September 30,		to September 30,
	2006	2005	2006
	(Restated – Note 8)
Operating Activities
Net profit (loss)	$ 5,937	$ (30,265)	$ (73,091)

Adjustments to reconcile net profit (loss) to net cash
provided by (used in) operations:
Depreciation	329	982	3,895
Gain on disposal of other assets	(26,976)	-	(26,976)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid rent and deposits	2,816	(4,329)	-
Increase in accounts payable	19,243	14,404	32,181
Cash provided by (used in ) operating activities	1,349	(19,208)	(63,991)

Investing Activities
Purchase of fixed assets	-	-	(4,222)
Cash used in financing activities	-	-	(4,222)

Financing Activities
Issuance of shares for cash	-	-	75,400
Principal payments on note payable	(1,499)	(1,470)	(7,187)
Cash provided by (used in) financing activities	(1,499)	(1,470)	68,213

Net change in cash	(150)	(20,678)	-
Cash at beginning of the period	150	29,605	-

Cash at end of the period	$ -	$ 8,927	$ -
Supplemental Disclosures:
Interest paid in cash	$ 2,211	$ 2,354	$ 6,963

Non-cash investing and financing activities:
Purchase of timeshare property with
note payable	$ -	$ -	$ 30,104

See accompanying notes to financial statements.

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005,

and the Period of February 25, 2004 (date of inception) through September 30, 2006

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Immureboost, Inc. (formerly eSavingsStore.com, Inc.) (a development stage company) (“the Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Business Description

The Company is a Nevada corporation organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website. The Company has elected a fiscal year end of December 31.

On August 18, 2007, the Company entered into an asset purchase agreement with Immureboost Inc., a Thailand company, with the intention to purchase intellectual property to develop products that affect the human body’s immune system.  No assets have been acquired or stock issued to date as a result of this agreement (Note 7).

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc.  On July 5, 2007, the stockholders of the Company approved the name change to Immureboost, Inc. to more accurately reflect the Company’s business plan.

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

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005,

and the Period of February 25, 2004 (date of inception) through September 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through September 30, 2006.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company is currently not pursuing any business combinations and does not plan to do so in the future, so this statement likely will not have any impact on the Company.

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005,

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

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues were originally intended to be recognized upon sale of timeshare points redeemable for utilization of the property, or when the Company performs other travel related services. The Company has recognized revenue of $4,000 from its intended business purpose since inception through September 30, 2006.

As more fully described in Note 7, the Company entered into an asset purchase agreement in August 2007 with Immureboost, Inc. of Thailand, whereby it plans to develop processes, products and pharmaceuticals that interact with the immune system. The Company will reexamine its revenue recognition policy upon completion of the agreement, which has not yet occurred.

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

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005,

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

3.  Intangible Asset & Long-term Liabilities

The Company has acquired an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (“WVR”) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties. These rights are granted in the form of points. In June of 2004, the Company purchased 315,000 points from WVR and was given a bonus of 300,000 additional points as an incentive. and the Company will receive 315,000 points on each anniversary date for the next 99 years. The points work as currency and are redeemable at any time at any WVR resort during the year. Although the points represent a specific interest in the Grand Desert Resort in Las Vegas, Nevada, they can be used at any time in exchange for accommodations at any of the other properties around the world owned by WVR.

The contract sales price of the points of $33,100 is being financed through WVR over ten years.  The note carries a 10.99% annual interest rate, requires monthly payments of $415, and is collateralized by the timeshare property. During the period of February 25, 2004 (inception) through December 31, 2005, the Company made a $2,996 down payment, and principal payments totaling $2,692 resulting in a note payable balance of $27,412 at December 31, 2005. During the nine months ended September 30, 2006, the Company made $1,499 in principal payments, for a note payable balance of $25,913 at September 30, 2006. Interest expense from inception through September 30, 2006 and the nine months ended September 30, 2006 and 2005, was $6,963, $2,211 and $2,354 respectively.

On August 25, 2006, the Company entered into an agreement with a consultant (“the Consultant”) whereby the Company transferred 600,000 travel points (valued by the Consultant at $0.046 per point) to the Consultant to settle debts totaling $27,576. The transaction reduced the Company's available points to 330,000 at September 30, 2006.

As explained more fully in Note 8, “Restatement of Unaudited Interim Financial Statements,” the point transfer resulted in a reduction of the intangible asset equal to the original cost of the points transferred.  The difference between the fair market value and the cost of the points is reported as a gain on disposal of other assets in the Other Income (Expense) section of the Statements of Operations.   Based on the per-point original cost of $0.001, the points transfer reduced the intangible asset by $600, resulting in a carrying value of $32,500 at September 30, 2006 (restated). The transfer also resulted in a gain on disposal of other assets of $26,976 (restated).

In light of the asset purchase agreement entered into during August 2007 (Note 7), the Company has decided to focus on its immune boosting business and is currently seeking to dispose of the intangible asset.  As a result, the carrying value of the asset was impaired down to $0 during the fourth quarter of 2007.   The impairment was recorded as a separate component of other income and expenses in the statements of operations.

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005,

and the Period of February 25, 2004 (date of inception) through September 30, 2006

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

Number of shares	Price per share	Cash received
13,500,000	$ ..000067	$ 900
14,250,000	.00067	9,500
15,000,000.002		30,000
5,700,000.0033		19,000
2,400,000.0067		16,000
50,850,000		$ 75,400

The Board of Directors authorized a 30:1 forward stock split on July 1, 2006, and a 2:1 reverse stock split on June 12, 2007. The number of shares issued in accordance with private offerings in 2004 as listed above have been retroactively restated to include the effects of the split.

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

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005,

and the Period of February 25, 2004 (date of inception) through September 30, 2006

6.  Going Concern Considerations (continued)

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

In October 2006, the Company entered into an agreement with an unrelated consultant (“the Consultant”), who would perform services for the Company during the fourth quarter of 2006.  As compensation, the Company was required to pay the Consultant $9,000 cash and 300,000 timeshare points.  The points were valued at $0.046, which is proportionate to the 600,000 points transferred to another consultant to satisfy $27,576 in debt owed to that consultant (Note 3).  Accordingly, the 300,000 points were assigned a value of $13,788, resulting in a payable due the Consultant of $22,788 at December 31, 2006.  The points were transferred to the Consultant during the year ended December 31, 2007, resulting in a $300 reduction of the original cost of the intangible asset (timeshare investment) and a gain on disposal of other assets of $13,488.  Upon transfer of the points, the Company failed to record a corresponding reduction in the consulting fees due the Consultant, and paid additional cash in an attempt to satisfy the perceived remaining payable, resulting in an overpayment.  Also during 2007, the Consultant forgave debts owed by the Company totaling $3,036.  The net of the inadvertent $13,788 overpayment and $3,036 debt forgiveness resulted in a net receivable due from the Consultant of $10,752 at December 31, 2007.  During the three months ended March 31, 2008, the Consultant has paid $1,069 of expenses on behalf of the Company reducing the receivable to $9,683.  The accounting treatment of the points transfer is more fully discussed in Notes 3 and 8. The agreement was not renewed for a subsequent term.

In February 2007, the Company’s then sole Officer (“the Former Officer”) loaned the Company $300 to pay for operating expenses.  Upon the resignation from his positions with the Company effective August 28, 2007, the Former Officer forgave the amounts owed to him.  The Company has written off the debt to additional paid-in capital.

In March 2007, the Company entered into an unsecured short-term note payable with an independent party for $22,994.  The note matured in September 2007 and carries a 5.25% annual interest rate plus 1% interest per month late fee each month after maturity.

On June 15, 2007, the Company appointed a new Director to its Board of Directors.  On August 28, 2007, this individual was appointed as the Company’s CEO (“the Officer”).  In March 2007, prior to these appointments, the Officer advanced the Company a total of $32,000 pursuant to two promissory notes.  The notes are due on demand and accrue interest at 8% per annum.  No payments have been made on the notes since its inception.

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005,

and the Period of February 25, 2004 (date of inception) through September 30, 2006

7.  Subsequent Events (continued)

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

On June 12, 2007, the Board of Directors authorized a 2:1 reverse stock split. The number of shares issued and outstanding as presented in the accompanying financials have been retroactively restated to include the effects of the split.

On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost, Inc., a Thai corporation (the "Seller") that develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company will acquire certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain stockholders of the Seller will receive 20,370,000 restricted shares (as defined in Rule 144 of the Securities Act of 1933) of the Company's common stock, which shall constitute 40% of the stock issued and outstanding at December 31, 2007, and 29% of total shares issued and outstanding after the shares are issued.  The purchase has not yet been completed and no shares have been issued or assets acquired as a result of the agreement.

In November 2007, the Company entered into an unsecured short-term note payable with an independent party for $15,000.  The note is due on demand and carries an 8% annual interest rate.

8.  Restatement of Unaudited Interim Financial Statements

The Company has restated its September 30, 2006 financial statements due to what management has deemed improper accounting for the transfer of its timeshare points acquired from Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (“WVR”) for $33,100 in June 2004 (Note 3).  Since the Company’s interest in the WVR conglomerate was deemed to have a nominal value, the entire purchase price was assigned to the points, represented in the financial statements as an intangible asset.  Although the term of the sales contract stated the Company was to receive additional points annually for 99 years, the Company initially determined that the points did not have a finite useful life over which to amortize their cost, so the intangible asset would be tested for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."  The Company noted no impairment of the intangible during 2004 through 2006, and when points were transferred to other parties in the two transactions described in Note 3, there was no corresponding depletion of the asset.  If a sales transaction were to occur, there would be no way to determine cost of goods sold.

The Company determined to assign the purchase price of the points ratably to the potential points the Company is entitled to receive over the life of the contract.  The Company is entitled to receive 315,000 points for 99 years, plus 300,000 bonus points granted upon inception, which equates to 31,485,000 potential points over the contract life, resulting in a per-point value (cost) of $.001.

Immureboost, Inc. (formerly eSavingstore.com, Inc.)

 (A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2006 and 2005,

and the Period of February 25, 2004 (date of inception) through September 30, 2006

8.  Restatement of Unaudited Interim Financial Statements (continued)

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

The restatement relates to the August 2006 transfer of 600,000 points to satisfy debt of $27,576 (Note 3), which was originally accounted for as $27,576 in revenues.  Application of the correct accounting treatment results in a reduction of the intangible asset by the points’ original cost of $600 at $.001 per point.  The difference between the points’ original cost and their fair market value (i.e., the debt amount) has been recorded as a gain on disposal of other assets.  This restatement is considered a correction of an error in previously issued financial statements pursuant to SFAS No. 154, "Accounting Changes and Error Corrections."    The error has been addressed as a prior period adjustment in the attached restated unaudited September 30, 2006 financial statements, as demonstrated in the below table.  No change in loss per share was noted as a result of the restatement.

	Original	Restatement	Restated
Account	Balance	Adjustment	Balance

	Three Months Ended September 30, 2006
Equipment	$ 4,222	$ -	$ 4,222
Accumulated depreciation	(3,895)	-	(3,895)
Intangible asset	33,100	(600)	32,500
Accounts payable	(4,605)	-	(4,605)
Current portion of long-term debt	(2,241)	-	(2,241)
Notes payable	(23,672)	-	(23,672)
Common stock	(50,850)	-	(50,850)
Additional paid-in capital	(24,550)	-	(24,550)
Deficit accumulated during dev stage	95,792	-	95,792
Revenues	(27,576)	27,576	-
General and administrative expenses	3,550	-	3,550
Interest expense	725	-	725
Gain on disposal of other assets	-	(26,976)	(26,976)
Totals	$ -	$ -	$ -

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

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. to more accurately reflect the Company’s business plan.  On July 5, 2007, the stockholders of the Company approved the name change to Immureboost, Inc.  On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost of Thailand, a Thai corporation (the "Seller") which develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company will acquire certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain stockholders of the Seller will receive twenty million three hundred seventy thousand (20,370,000) "restricted shares" (as that term is defined in Rule 144 of the Securities Act of 1933; the "Act") of the Company's Common Stock which shall constitute forty percent (40%) of the previously issued and outstanding Common Stock of the Company as of December 31, 2007, and twenty-nine percent (29%) of total outstanding shares after the issuance. At March 31, 2008, the Seller was still in the process of transferring the intellectual property rights to the Company.  At the time the property rights are transferred, the shares will be issued to the stockholders of the Thai corporation.

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

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund the anticipated research efforts. The Company intends to obtain working capital either from the sale of product or through private investments made by third parties or debt instruments.

PART II

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

IMMUREBOOST, INC.

Name	Title	Date
/s/ Steve Burke	CEO, CFO, Director	July 8, 2008