Form 10-Q
period 2008-09-30
FOUNTAIN HEALTHY AGING, INC.
filed 2008-11-19
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File No. 333-123774

Fountain Healthy Aging, Inc. (formerly Immureboost, Inc.)

(Name of Registrant in its Charter)

NEVADA

86-1098668

---------------

--------------------

(State or Other Jurisdiction of

(I.R.S. Employer I.D. No.)

incorporation or organization)

2764 Lake Sahara Drive, Suite 111, Las Vegas, NV 89117

                                                            (Address of Principle Executive Offices)

             Registrant’s Telephone Number:  (604) 331-1459

Immureboost, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant  (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes   X       No

(2)  Yes  X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelereated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

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

                                               November 19, 2008:  Common Stock – 50,925,000   shares

                                             DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

Fountain Healthy Aging, Inc.

(formerly Immureboost, Inc.)

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

16

Item 3.   Defaults upon Senior Securities

16

Item 4.   Submission of Matters to a Vote of Securities Holders

16

Item 5.   Other Information

16

Item 6.   Exhibits

16

Signatures

16

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying interim unaudited financial statements of Fountain Healthy Aging, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2007 included in a Form10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on May 16, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

(A Development Stage Company)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2008 and 2007,

and the Period of February 25, 2004 (date of inception)

through September 30, 2008

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Balance Sheets

	September 30	December 31
	2008	2007
	(unaudited)
Assets
Current assets		.
Cash	$ 213	$ 7,473
Accounts receivable (Note 5)	6,536	10,752
Prepaid expense	-	525
Total current assets	6,749	18,750
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(4,187)	(4,152)
Net fixed assets	35	70
Total assets	$ 6,784	$ 18,820

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 8,294	$ 17,603
Accrued compensation – officer (Note 2)	-	283,830
Accrued interest – notes payable (Note 7)	6,306	1,673
Accrued interest – related party (Notes 2 & 7)	-	853
Short-term loans (Note 7)	72,894	37,994
Notes payable – related party (Notes 2 & 7)	-	32,000
Note payable – timeshare, current portion (Note 7)	2,641	2,570
Total current liabilities	90,135	376,523
Long-term liabilities
Note payable – timeshare, less current portion (Note 7)	18,559	20,494
Total long-term liabilities	18,559	20,494
Total liabilities	108,694	397,017

Stockholders' deficit (Note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 50,925,000 shares issued and outstanding	50,925	50,925
Additional paid-in capital	652,281	25,275
Deficit accumulated during development stage	(805,116)	(454,397)
Total stockholders' deficit	(101,910)	(378,197)
Total liabilities and stockholders' deficit	$ 6,784	$ 18,820

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended September 30,		Nine Months Ended September 30,		February 25, 2004 (inception) to September 30,
	2008	2007	2008	2007	2008
		(Restated – Note 9)		(Restated – Note 9)
Revenues	$ -	$ -	$ -	$ -	$ 4,000

Expenses
General and administrative expenses	8,741	151,692	342,919	173,732	(796,743)
Net loss from operations	(8,741)	(151,692)	(342,919)	(173,732)	(792,743)

Other Income (Expenses)
Interest expense	(2,643)	(1,590)	(7,800)	(2,874)	(20,637)
Impairment of intangible asset (Note 3)	-	-	-	-	(32,200)
Gain on disposal of assets (Note 3)	-	13,488	-	13,488	40,464
Total other income (expenses)	(2,643)	11,898	(7,800)	10,614	(12,373)

Net loss and deficit accumulated during development stage	$ (11,384)	$(139,794)	$(350,719)	$(163,118)	$ (805,116)

Net profit loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding , basic and diluted	50,925,000	50,925,000	50,925,000	50,925,000

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Cash Flows

(unaudited)

			February 25, 2004
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008
		(Restated – Note 9)
Operating activities
Net loss	$ (350,719)	$ (163,118)	$ (805,116)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	35	117	4,187
Gain on disposal of assets	-	-	(40,464)
Stock issued for services	-	-	500
Impairment of intangible asset	-	-	32,200
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,216	-	(6,536)
Decrease in prepaid expense	525	-	-
Increase (decrease) in accounts payable	(9,309)	(26,738)	49,658
Increase in accrued compensation – officer	309,043	137,967	592,873
Increase in accrued interest – notes payable	4,633	558	6,306
Increase in accrued interest – related party	1,280	284	2,133
Net cash used in operating activities	(40,296)	(50,930)	(164,259)
Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)
Financing activities
Issuance of common stock for cash	-	-	75,400
Proceeds from short-term loans	34,900	23,294	73,194
Proceeds from notes payable – related party	-	32,000	32,000
Principal payments on note payable	(1,864)	(1,714)	(11,900)
Net cash provided by financing activities	33,036	53,580	168,694

Net increase (decrease) in cash	(7,260)	2,650	213
Cash at beginning of period	7,473	-	-
Cash at end of period	$ 213	$ 2,650	$ 213
Supplemental disclosures:
Interest paid for in cash	$ 3,272	$ 2,032	$ 13,792
Income taxes paid for in cash	$ -	$ -	$ -
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Conversion of debt to equity – related party	$ 627,006	$ -	$ 627,306

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Fountain Healthy Aging, Inc. (formerly Immureboost, Inc.) (a development stage company) (“the Company”) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with SFAS No. 7.

Business Description

Fountain Healthy Aging, Inc. is a Nevada corporation originally organized on February 25, 2004 as Celtic Cross, Ltd. to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website.    The Company has elected a fiscal year end of December 31.

On July 17, 2006, the Board of Directors voted to change the name of the Company from Celtic Cross, Ltd., to eSavingsStore.com, Inc. to more accurately reflect the Company’s business plan.  On July 5, 2007, the stockholders of the Company approved the name change to Immureboost, Inc.  On August 19, 2008, the Board of Directors changed the name to Fountain Healthy Aging, Inc.

On August 18, 2007, the Company entered into an asset purchase agreement with Immureboost Inc. of Thailand, with the intention to purchase intellectual property to develop products that affect the human body’s immune system.  No assets have been acquired or stock issued to date as a result of this agreement (Note 6).

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Development stage deferred tax assets approximating $282,000 arising as a result of net operating loss carryforwards totaling $804,056 have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.   The valuation allowance increased by approximately $123,000 and $57,000 during the nine months ended September 30, 2008 and 2007, respectively.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of Six Months or less to be cash equivalents. The Company had $213 and $7,473 in cash at September 30, 2008 and December 31, 2007, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through September 30, 2008.

FOUNTAIN HEALTHY AGING, Inc. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008

1. Organizaton and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133).” This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues were originally intended to be recognized upon sale of timeshare points redeemable for utilization of the property, or when the Company performs other travel related services. The Company has recognized minimal revenue of $4,000 from its initial intended business purpose since inception through September 30, 2008.

As more fully described in Note 6, the Company entered into an asset purchase agreement in August 2007 with Immureboost, Inc. of Thailand, whereby it plans to develop processes, products and pharmaceuticals that interact with the immune system.  The Company will reexamine its revenue recognition policy upon completion of the agreement, which has not yet occurred.

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

On June 15, 2007, the Company appointed a new Director to its Board of Directors.  On August 28, 2007, this individual was appointed as the Company’s CEO (“the Officer”).  In March 2007, prior to these appointments, the Officer advanced the Company a total of $32,000 pursuant to two promissory notes (Note 7).  The notes were due on demand and accrued interest at 8% per annum.  On July 6, 2007, the Company entered into an employment agreement with the Officer, whereby the Officer would perform various services for the Company in exchange for annual compensation of 300,000 Euros, plus 100,000 Euros for annual Director's fees.  The compensation was translated from Euros into US dollars using a weighted average exchange rate pro-rated for the period of July 2007 through June 2008, resulting in $309,043 compensation expense for the six months ended June 30, 2008 and total accrued compensation of $592,873 at June 30, 2008.  In August 2008, the Officer resigned from his positions with the Company and released all claims he had against the Company for debts owed to him.  The $32,000 in notes payable (plus $2,133 in accrued interest) and $592,873 in accrued compensation were written off to additional paid-in capital at September 30, 2008.

FOUNTAIN HEALTHY AGING INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008

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

On August 25, 2006, the Company entered into an agreement with a consultant (“the Consultant”) whereby the Company transferred 600,000 travel points (valued by the Consultant at $0.046 per point) to the Consultant to settle debts totaling $27,576, resulting in a balance of 645,000 points at December 31, 2006.  During 2007, the Company paid 300,000 points (also valued at $0.046 per point) pursuant to a consulting agreement (Note 5), resulting in remaining total available points of 660,000 at December 31, 2007.

As explained more fully in Note 9, the point transfers result in a reduction of the intangible asset equal to the original cost of the points transferred.  The difference between the fair market value and the cost of the points is reported as a gain on disposal of assets in the Other Income (Expense) section of the Statements of Operations.  The per-point original cost of $0.001 resulted in a reduction in the intangible asset of $600 and $300 during the years ended December 31, 2007 and 2006, respectively, due to each of the points transfers, resulting in a carrying value of the intangible asset of $32,200 and $32,500 at December 31, 2007 and 2006 (restated), respectively. The Company recognized a gain on disposal of assets of $13,488 and $26,976 during the years ended December 31, 2007 and 2006 (restated), respectively.  As of September 30, 2008, the Company had received a total of 1,560,000 travel points.  No point transfers occurred during the Nine Months Ended September 30, 2008.

In light of the asset purchase agreement entered into during August 2007 (Note 6), the Company has decided to focus on its immune boosting business and is currently seeking to dispose of the intangible asset.  As a result, the carrying value of the asset was impaired down to $0 during the fourth quarter of 2007.   The impairment was recorded as a separate component of other income and expenses in the statements of operations.

FOUNTAIN HEALTHY AGING INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008

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

On October 1, 2006, the Company issued 75,000 shares of common stock at $.0067 per share to its transfer agent for $500 in services, resulting in 50,925,000 common shares issued and outstanding at September 30, 2008 and December 31, 2007.

5.  Consulting Agreement

In October 2006, the Company entered into an agreement with an unrelated consultant (“the Consultant”), who would perform services for the Company during the fourth quarter of 2006.  As compensation, the Company was required to pay the Consultant $9,000 cash and 300,000 timeshare points.  The points were valued at $0.046, which is proportionate to the 600,000 points transferred to another consultant to satisfy $27,576 in debt owed to that consultant (Note 3).  Accordingly, the 300,000 points were assigned a value of $13,788, resulting in a payable due the Consultant of $22,788 at December 31, 2006.  The points were transferred to the Consultant during the year ended December 31, 2007, resulting in a $300 reduction of the original cost of the intangible asset (timeshare investment) and a gain on disposal of assets of $13,488.  Upon transfer of the points, the Company failed to record a corresponding reduction in the consulting fees due the Consultant, and paid additional cash in an attempt to satisfy the perceived remaining payable, resulting in an overpayment.  Also during 2007, the Consultant forgave debts owed by the Company totaling $3,036.  The net of the inadvertent $13,788 overpayment and $3,036 debt forgiveness resulted in a net receivable due from the Consultant of $10,752 at December 31, 2007.  During the nine months ended September 30, 2008, the Consultant has paid $4,216 of expenses on behalf of the Company reducing the receivable to $6,536.  The accounting treatment of the points transfer is more fully discussed in Notes 3 and 10.  The agreement was not renewed for a subsequent term.

6.  Asset Purchase Agreement

On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost of Thailand, a Thai corporation (the "Seller") that develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company was to acquire certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain shareholders of the Seller were to receive 20,370,000 restricted shares (as defined in Rule 144 of the Securities Act of 1933) of the Company's common stock, which would have constituted 40% of the stock issued and outstanding at December 31, 2007, and 29% of total shares issued and outstanding after the shares are issued.

The Company does not believe that the Seller will be able to deliver the assets as set forth in the Agreement, and the Seller may not have rights to patents and trademarks as represented in the Agreement.  Therefore, the Company is of the opinion the Seller has breeched the Agreement, and is in the process of enforcing the Company’s termination rights thereunder.  No shares were issued or assets transferred pursuant to the Agreement.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008

7.

Notes Payable

	Principal balance
	September 30	December 31
	2008	2007
Note payable – timeshare:

Wyndham Vacation Resorts (Note 3) for $33,100 – June 2004 inception, June 2014 maturity, $415 monthly payments, 10.99% annual interest, collateralized by the timeshare property.  Interest expense of $2,361 and $1,382 for the nine months ended September 30, 2008 and 2007, respectively.  Accrued interest of $474 and $0 at September 30, 2008 and December 31, 2007, respectively.  Future maturities due during the year ended December 31 are as follows:

                                                         2008

$

2,570

2009

2,867

2010

3,198

2011

3,568

2012

3,980

Thereafter

6,881

                             Total

              $                23,064

	$ 21,200	$ 23,064
,
Short-term loans
Independent investor for $22,994 – March 2007 inception, September 2007 maturity, 5.25% annual interest plus 1% interest per month late fee each month after maturity, unsecured. Interest expense of $2,199 and $1,066 for of the nine months ended September 30, 2008 and 2007, respectively. Accrued interest of $3,722 and $1,523 at September 30, 2008 and December 31, 2007, respectively.	22,994	22,994

Independent investor for $15,000 – November 2007 inception, due on demand, 8% annual interest, unsecured. Interest expense of $900 and $0 for the nine months ended September 30, 2008 and 2007, respectively. Accrued interest of $1,050 and $150 as of September 30, 2008 and December 31, 2007, respectively.	15,000	15,000

Independent investor for $26,500 – April, 2008 inception, due on demand, 8% interest, unsecured. Interest expense was $1,060 for the six months ended September 30, 2008, and accrued interest of $1,060 at September 30, 2008.	26,500	-

Independent investor for $8,400 – August 2008 inception, due on demand, 4.25% annual interest, unsecured. Interest was minimal for August and September 2008.	8,400	-
Total short-term loans	72,894	37,994

Related party notes payable (written off at September 30, 2008 – Note 2):
Officer loan for $10,000 – August 2007 inception, due on demand, 8% annual interest, unsecured. Interest expense of $400 and $133 for the nine months ended September 30, 2008 and 2007, respectively. Accrued interest of $0 and $267 as of September 30, 2008 and December 31, 2007, respectively.	-	10,000

Officer loan for $22,000 – August 2007 inception, due on demand, 8% annual interest, unsecured. Interest expense of $880 and $293 for the nine months ended September 30, 2008 and 2007, respectively. Accrued interest of $0 and $586 as of September 30, 2008 and December 31, 2007, respectively.	-	22,000

Total related party notes payable	-	32,000

Total notes payable	94,094	93,058
Less current portions and short-term loans	75,535	72,564
Total notes payable – long-term	$ 18,559	$ 20,494

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008

8.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2008, the Company has a working capital deficit of $ 82,326 and an accumulated deficit of $804,056.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

9.  Restatement of Prior Year Audited Financial Statements

The Company has restated its September 30, 2007 and December 31, 2006 financial statements, primarily due to improper accounting for the transfer of its timeshare points acquired from Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (“WVR”) for $33,100 in June 2004 (Note 3).  Since the Company’s interest in the WVR conglomerate was deemed to have a nominal value, the entire purchase price was assigned to the points, represented in the financial statements as an intangible asset.  Although the term of the sales contract stated the Company was to receive additional points annually for 99 years, the Company initially determined that the points did not have a finite useful life over which to amortize their cost, so the intangible asset would be tested for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."  The Company noted no impairment of the intangible during 2004 through 2006, and when points were transferred to other parties in the two transactions described in Note 3, there was no corresponding depletion of the asset.  If a sales transaction were to occur, there would be no way to determine cost of goods sold.

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

The restatement relates to the August 2006 transfer of 600,000 points to satisfy debt of $27,576 (Note 3), which was originally accounted for as $27,576 in revenues.  Application of the correct accounting treatment results in a reduction of the intangible asset by the points’ original cost of $600 at $.001 per point.  The difference between the points’ original cost and their fair market value (i.e., the debt amount) has been recorded as a gain on disposal of assets, resulting as a net $600 adjustment to the accumulated deficit opening balance.  This restatement is considered a correction of an error in previously issued financial statements pursuant to SFAS No. 154, "Accounting Changes and Error Corrections."    The error has been addressed as a prior period adjustment in the attached restated September 30, 2007 financial statements, as demonstrated in the below table.  No change in loss per share was noted as a result of the restatement.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008

9.  Restatement of Prior Year Audited Financial Statements (continued)

	Original	Restatement	Restated
Account	Balance	Adjustment	Balance
	Nine Months Ended September 30, 2007
Cash	$ 2,650	$ -	$ 2,650
Equipment	4,222	-	4,222
Accumulated depreciation	(4,121)	-	(4,121)
Intangible asset	33,100	(900)	32,200
Accounts payable	(18,370)	13,788	(4,582)
Notes payable - related party	(55,294)	23,294	(32,000)
Short term loans	-	(23,294)	(23,294)
Accrued interest - notes payable	-	(558)	(558)
Accrued interest - related party	-	(284)	(284)
Accrued compensation	-	(137,967)	(137,967)
Current portion of notes payable - timeshare	(2,500)	-	(2,500)
Notes payable - timeshare	(21,133)	-	(21,133)
Common stock	(50,925)	-	(50,925)
Additional paid-in capital	(24,975)	-	(24,975)
Deficit accumulated during dev stage	99,549	600	100,149
Revenues	-	-	-
General and administrative expenses	35,765	137,967	173,732
Interest expense	2,032	842	2,874
Gain on disposal of assets		(13,488)	(13,488)
Total	$ -	$ -	$ -

	Original	Restatement	Restated
Account	Balance	Adjustment	Balance
	Three Months Ended September 30, 2007
Cash	$ 2,650	$ -	$ 2,650
Equipment	4,222		4,222
Accumulated depreciation	(4,121)		(4,121)
Intangible asset	33,100	(900)	32,200
Accounts payable	(18,370)	13,788	(4,582)
Notes payable - related party	(55,294)	23,294	(32,000)
Short term loans	-	(23,294)	(23,294)
Accrued interest - notes payable	-	(558)	(558)
Accrued interest - related party	-	(284)	(284)
Accrued compensation	-	(137,967)	(137,967)
Current portion of notes payable - timeshare	(2,500)		(2,500)
Notes payable - timeshare	(21,133)		(21,133)
Common stock	(50,925)		(50,925)
Additional paid-in capital	(24,975)		(24,975)
Deficit accumulated during dev stage	122,873	600	123,473
Revenues	-		-
General and administrative expenses	13,725	137,967	151,692
Interest expense	748	842	1,590
Gain on disposal of assets	-	(13,488)	(13,488)
Total	$ -	$ -	$ -

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fountain Healthy Aging, Inc. (formerly Immureboost, Inc.) was incorporated in the State of Nevada on February 25, 2004.  Since its inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings.  It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in the ordinary course of business.

GENERAL

Prior to August 18, 2007, the Company was in the business of providing travel bookings and timeshare rentals and sales. Fountain Healthy Aging, Inc. (formerly Immureboost, Inc) was formed on February 25, 2004 under the name Celtic Cross, Ltd. as a “For Profit” corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service website.  The Company has elected a fiscal year end of December 31.

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. to more accurately reflect the Company’s business plan.  On July 5, 2007, the stockholders of the Company approved the name change to Immureboost, Inc.  On August 27, 2008, the Company changed its name to Fountain Healthy Aging, Inc.  On August 18, 2007, the Company entered into an Asset Purchase Agreement (“Agreement”) with Immureboost of Thailand, a Thai corporation (the "Seller") which develops processes, products, and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company would have acquired certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain stockholders of the Seller would have received twenty million three hundred seventy thousand (20,370,000) "restricted shares" (as that term is defined in Rule 144 of the Securities Act of 1933; the "Act") of the Company's Common Stock.  At September 30, 2008, the Seller was still in the process of transferring the intellectual property rights to the Company.

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

The Company is currently seeking new projects in the healthcare field

The Company still owns an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (”WVR”) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties.

In June of 2004, the Company purchased 315,000 points from WVR for $33,100 that is also being financed by WVR at 10.99% annual interest on a ten-year loan.  The Company was given a bonus of 300,000 additional points as an incentive. The Company receives 315,000 points on each anniversary date in October for the next 99 years and had accumulated 660,000 total available points at September 30, 2008. The maintenance at the WVR facilities are the responsibility of WVR, however, the Company pays a monthly fee to WVR for this service. The maintenance fee is $141 per month at our current ownership level. The points are redeemable at numerous resort locations around the world. These points can be used to rent vacation or business use accommodations. The "points" represent a specific interest in the Grand Desert Resort in Las Vegas, NV, and can be used in exchange for accommodations at any of the other properties around the world owned by WVR.  The Company is in the process of attempting to sell this interest and relieve itself of the monthly loan and maintenance payments.

RESULTS OF OPERATIONS

The Company has generated $4,000 in revenues since inception, and has an accumulated deficit of $805,116.  During the nine months ended September 30, 2008 and 2007, we incurred $342,919 and $173,732 in operating expenses.  At September 30, 2008, we had total current assets of $6,749 and current liabilities of $90,135, resulting in a working capital deficit of $83,386.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

On August 26, 2008, a majority of the Company’s stockholders approved a change in the Company’s name to Fountain Healthy Aging, Inc.  This action was approved by the Company’s Board of Directors on August 19, 2008.

Item 5.

Other Information.

On August 27, 2008, the Company filed a Certificate of Amendment with the Nevada Secretary of State’s office changing the Company’s name to “Fountain Healthy Ageing, Inc.”  On September 16, 2008, the Company filed a Certificate of Correction changing the spelling of the Company’s name to correctly reflect “Fountain Healthy Aging, Inc.”   A copy of both the Certificate of Amendment and Certificate of Correction are attached hereto as exhibits.

Item 6.

Exhibits.

The following exhibits are filed herewith:

3.1 Articles of Amendment

3.2 Certificate of Correction

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

FOUNTAIN HEALTHY AGING, INC.

Name	Title	Date
/s/ Tony Jimenez	CEO, CFO, Director	11/19/08

20