Form 10-K
period 2008-12-31
FOUNTAIN HEALTHY AGING, INC.
filed 2009-04-15
CIK 1309251

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No.  333-123774

FOUNTAIN HEALTHY AGING, INC.

(Name of Registrant as specified in its charter)

                    Nevada

           86-1098668

(State or other jurisdiction of

 (I.R.S. Employer Identification No.)

               incorporation or organization)

16461 Sherman Way, Suite 325, Van Nuys, CA 91406

(Address of principal executive offices)                 (Zip Code)

Issuer’s telephone number:  (818) 988-0030

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  Common stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[X]

        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes [ X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2008, the average sale price of the common equity was $0.625 and the aggregate value of the voting and non-voting equity held by non-affiliates was $30,531,243.75.

Number of shares of Common Stock, $0.001 par value per share, of the Issuer outstanding as of December 31, 2008: 101,850,000

DOCUMENTS INCORPORATED BY REFERENCE

None.

Fountain Healthy Aging, Inc.

TABLE OF CONTENTS

Page No.

PART I.

4

ITEM 1.  Business

4

ITEM 1A.  Risk Factors

5

ITEM 1B.  Unresolved Staff Comments

5

ITEM 2. Properties

5

ITEM 3. Legal ProceedingS

5

PART II.

5

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  5

ITEM 6.  Selected Financial Data

9

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

10

ITEM 8. Financial Statements and Supplementary Data

11

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

11

ITEM 9A.  Controls and Procedures

12

ITEM 9B.  Other Information

13

PART III

13

ITEM 11.  Executive Compensation

14

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

15

ITEM 13.  Certain Relationships And Related Transactions, And Director Independence

16

ITEM14.  Principal Accountant Fees And Services.

17

PART IV

17

ITEM 15. Exhibits, Financial Statement Schedules

17

PART I.

ITEM 1.  Business

(a) Business Development.

Fountain Healthy Aging, Inc. was originally formed as Celtic Cross, Ltd. on February 25, 2004 as a "for profit" corporation for the purpose of marketing and selling vacation packages and use of the timeshare entities. On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc.  On June 5, 2007, the Board of Directors voted to change the name of the Company to Immureboost, Inc.  On August 27, 2008, the Company changed its name to Fountain Healthy Ageing, Inc.  On September 16, 2008, the Company changed the spelling to Fountain Healthy Aging, Inc.

 (b) Business of Issuer.

Prior to August 18, 2007, the Company was in the business of providing travel bookings and timeshare rentals and sales. Fountain Healthy Aging, Inc. (formerly Immureboost, Inc.) was formed on February 25, 2004, under the name Celtic Cross, Inc. for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service website.  The Company has elected a fiscal year end of December 31.

On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost, Inc. of Thailand, a Thai corporation (the "Seller") which develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company was to acquire certain assets of the Seller, including patents and trademarks. As consideration for the purchase of these assets, certain shareholders of the Seller were to receive "restricted shares" (as that term is defined in Rule 144 of the Securities Act of 1933; the "Act") of the Company's Common Stock.  The Company subsequently terminated this agreement, with no penalties to either party.

The Company still owns an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (“WVR”) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties.

The Company has established a relationship with Natural Planet USA LLC, a California LLC (“Natural Planet”), under which the Company had acquired rights to distribute a number of anti-aging products developed by Natural Planet.  Based upon this, the Company is in the process of developing its business as a pioneering, science-based company that licenses and distributes effective, natural and safe products that slow and delay the aging process and improve the symptoms associated with aging. The Company has therefore decided to dispose of its interest in the timeshare resort.  As a result, the investment in the timeshare has been impaired down to $0 at December 31, 2008.

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

ITEM 1A.  Risk Factors

Not applicable.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

The Company’s corporate officers are located at 16461 Sherman Way, Suite 325, Van Nuys, CA 91406.  The offices are leased by Natural Planet, who provides space to the Company at no charge.  There is no written agreement, and the arrangement can be terminated by Natural Planet at any time.

ITEM 3. Legal Proceedings

Fountain Healthy Aging and its officers / directors, are currently not a party to any legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Fountain Healthy Aging’s common stock is traded on the OTC Bulletin Board market under the symbol FHAI.  On December 23, 2005, the Company was declared effective pursuant to section 8(a) of the Securities Act of 1933 as amended.  The following description of the capital stock of the Company and certain provisions of the Company's Articles of Incorporation and Bylaws is a summary and is qualified in its entirety by the provisions of the Articles of Incorporation and Bylaws.

On November 2, 2008, the Company filed a Certificate of Change with the Nevada Secretary of State’s office increasing the authorized shares from 1,000,000,000 to 2,000,000,000 shares of common stock, with par value of $0.001.  The Certificate of Change was filed as an exhibit on Form 8K on December 4, 2008.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan, other financing arrangements or otherwise. See a copy of the original Articles of Incorporation and Bylaws of the Company, attached as Exhibit 3.1 and Exhibit 3.2, respectively filed with the Company’s registration statement on Form SB-2/A dated April 1, 2005, and incorporated by reference.

Following is a table showing the high and low trading prices of the Company’s stock since its initial listing in June 2006.

Quarter Ended:	High	Low
December 31, 2008	$1.00	$0.505
September 30, 2008	$1.025	$0.75
June 30, 2008	$0.80	$0.75
March 31, 2008	$1.75	$1.50
December 31, 2007	$2.00	$0.90
September 30, 2007	$1.25	$0.15
June 30, 2007	$1.20	$0.15
March 31, 2007	$5.00	$1.10
December 31, 2006	$4.04	$3.12
September 30, 2006	$3.26	$0.002

Penny Stock Disclosure

The Penny Stock Reform Act (Securities Exchange Act Sect. 3(a)(51A)) defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share. Fountain Healthy Aging is considered a penny stock under said Act. A purchase of a Penny Stock is an extremely high-risk stock purchase that could result in the entire loss of an individual's investment. Since Fountain Healthy Aging stock will be considered a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to a customer prior to recommending the sale of its stock. This could severely limit the ability to create a market for shares of Fountain Healthy Aging’s stock and make it difficult for an Investor to liquidate his or her shares.

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

RECENT SALES OF UNREGISTERED SECURITIES.

The following shares were issued prior to a 30:1 stock split effective July 27, 2006, a 1:2 reverse stock split effective June 12, 2007, and a 2:1 forward split effective December 23, 2008, and their pre-split terms are described below.  The effect of the split on the issuances is disclosed in Note 4 in the attached December 31, 2008 and 2007 audited financial statements.

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

Dividends

We have not paid cash dividends on our common stock, and we do not have retained earnings from which to pay dividends. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future.

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

Transfer Agent

Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025 serves as Transfer Agent for the shares of Common Stock.

ITEM 6.  Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fountain Healthy Aging (formerly Immureboost, Inc.) was incorporated in the State of Nevada on February 25, 2004.  Since its inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings.  It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in the ordinary course of business.

GENERAL

Prior to August 18, 2007, the Company was in the business of providing travel bookings and timeshare rentals and sales. Fountain Healthy Aging (formerly Immureboost, Inc.) was formed on February 25, 2004, under the name Celtic Cross, Inc. as a “For Profit” corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service website.  The Company has elected a fiscal year end of December 31.

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. to more accurately reflect the Company’s business plan.

On July 5, 2007, the shareholders of the Company approved the name change to Immureboost, Inc.  On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost of Thailand, a Thai corporation (the "Seller") which develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company was to acquire certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain shareholders of the Seller were to receive shares of the Company's Common Stock. The Company did not believe that the Seller would be able to deliver the assets as set forth in the Agreement, and the Seller might not have had rights to patents and trademarks as represented in the Agreement.  Therefore, the Company is of the opinion the Seller has breeched the Agreement, and has terminated any rights or obligations thereunder.  No shares were issued or assets transferred pursuant to the Agreement.

On August 26, 2008, the shareholders of the Company approved the name change to Fountain Healthy Aging, Inc.

The Company has established a relationship with Natural Planet, under which the Company had acquired rights to distribute a number of anti-aging products developed by Natural Planet.  Based upon this, the Company is in the process of developing its business as a pioneering, science-based company that licenses and distributes effective, natural and safe products that slow and delay the aging process and improve the symptoms associated with aging.

REVENUE

To date, the Company has not generated any revenues from its operations.

EXPENSES

Expenses for the year ended December 31, 2008 consisted primary of general and administrative expenses totaling $369,143 compared to $330,335 for the year ended December 31, 2007.

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund the development of its business. The Company intends to obtain working capital either from the sale of product or through private investments made by third parties or debt instruments.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

The required financial statements are included immediately following the Signatures section of this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

ITEM 9A.  Controls and Procedures

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

As of December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  Other Information

During the fourth quarter of the fiscal year ended December 31, 2008, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

ITEM 10. Directors, Executive Officers And Corporate Governance

Set forth below is the name and age of the director and executive officer of Fountain Healthy Aging as of December 31, 2008, and the term of office and the period during which he has served:

Name	Age	Position with the Company	Term Of Office
Tony Jimenez		Director	Since July 11, 2008
Paul Hunston		CEO/Director	Since November 26, 2008

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Tony Jimenez

A graduate of the University of Dallas with a BS in Biology/Biochemistry, Dr. Tony Jimenez graduating from the Autonomous University of Guadalajara Faculty of Medicine in Guadalajara, Mexico. He has studied complementary medicine extensively in Europe, Canada, China, Thailand, Africa, the United States, Mexico and South America.

In November 1998, he completed a distinctive seminar in the People’s Republic of China in Canton Province, specializing in intra-arterial catherization for cancer treatment. Dr. Jimenez attended a medical conference held in Nairobi, Kenya, which was presented by a Nobel Prize Recipient on Oxygen Therapy. He obtained a diploma on the use of polyatomic aphaeresis for terminally ill patients.

Presently the General Medical Director of Hope4Cancer Institute in Playas de Tijuana, Mexico as well as the Medical Director of Natural Planet USA, and Natural Planet South Africa. Dr.

Jimenez has almost 16 years experience in alternative and conventional medicine, and speaks and writes both English and Spanish fluently. Dr. Jimenez offers over 20 different treatment modalities and protocols designed to support and rebuild the immune system through a variety of mechanisms. He welcomes the challenge of bringing recovery to patients suffering from all diseases, including cancer, HIV/Aids, heart disease and other chronic degenerative conditions.

Paul Hunston

For the past five years, Mr. Hunston has served as the Chief Executive Officer of Atherton Health Limited and its wholly owned subsidiary, Natural Planet.  Atherton Health Limited ("Atherton") is a UK based healthcare services development and management company formed for the purpose of researching, developing, licensing, and commercializing innovative technology.  Natural Planet USA and its sister companies, Natural Planet South Africa, Natural Planet Philippines and Natural Planet Thailand are all subsidiaries of Atherton, and are committed to giving the world access to a better quality of life through the discovery, development and distribution of nutriceutical, cosmeceutical, and pharmaceutical products.

No officer or Director has been involved in legal proceedings that impairs his ability to perform his duty as officer and Director.

Audit Committee.

The Board of Directors is the acting audit committee.  There is currently no audit committee financial expert, as the Company does not have available funds to compensate such an individual.

ITEM 11.  Executive Compensation

(a)  The following table shows compensation of officers for the past three years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Hunston, CEO	2008	0	0	0	0	0	0	0	0
Dr. Tony Jimenez, CEO(1)	2008	0	0	0	0	0	0	0	0
Steve Burke,

CEO(2)	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
John McLane, CEO, President(3)	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Howard Bouch, Secretary, CFO, President	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)

Dr. Tony Jimenez served as CEO from July 11, 2008 through November 26, 2008.

(2)

Steve Burke served as CEO from August 28, 2007 through July 11, 2008.

(3)

John McLane served as President and CEO from July 6, 2006 through August 28, 2007.

(4)

Howard Bouch served as Secretary, CFO and President from December 3, 2004 through July 6, 2006.  He served as CFO from July 6, 2006 through August 22, 2007.

(b) No director of Fountian Healthy Aging is receiving or has received any remuneration in the form of salaries and/or allowances as of the date of this report.

(c) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(d) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan that presently exists.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock of 101,850,000 shares issued and outstanding as of December 31, 2008. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of December 31, 2008.

The table is based upon information provided by our directors and executive officers.

Amount and Nature of Beneficial Ownership as of December 31, 2008.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Howard Bouch	Grove House, 13 Low Seaton, Workington Cumbria, England CA141PR	19,000,020	18.7%
Jennie Bouch	Grove House, 13 Low Seaton, Workington Cumbria, England CA141PR	9,999,990	9.8%
George Graham	6 Glen Road, Moorclose, Workington Cumbria, England CA143RU	9,000,000	8.8%
Kathy Mowbray	1172 Manitou Dr., Fox Island, WA 98333	9,000,000	8.8%
Panamerica Capital Group, Inc.	N/A	6,000,000	5.9%
All officers and directors as a group	None	0	0%

ITEM 13.  Certain Relationships And Related Transactions, And Director Independence

In February 2007, John McLane (the Company’s then sole Officer) loaned the Company $300 to pay for operating expenses.  Upon the resignation from his positions with the Company effective August 28, 2007, Mr. McLane forgave the amounts owed to him.  We have written off the debt to additional paid-in capital.

In March 2007, Steve Burke, a former officer and director, advanced the Company a total of $32,000 pursuant to two promissory notes.  The notes are due on demand and accrue interest at 8% per annum. Mr. Burke subsequently waived his right to receive payments and not further amount is due.

ITEM14.  Principal Accountant Fees And Services.

1.

Audit Fees:

Aggregate  fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-Q/QSB approximated:

2007

$6,400

2008

$11,100

2.

Audit-Related Fees:

Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2007:

$0

2008:

$0

3.

Tax Fees:

Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2007:

$0

2008:

$0

4.

All Other Fees:

Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2007:

$0

2008:

$0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)

Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Change to Articles	Previously Filed
3.4	Bylaws	Previously Filed

31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN HEALTHY AGING, INC.

By:/s/Paul Hunston

     Paul Hunston, CEO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 193, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Paul Hunston

      Paul Hunston

     CEO, Principal Financial Officer, Director

By:  /s/ Paul Hunston

        Tony Jimenez, Director

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

(A Development Stage Company)

 Financial Statements

For the Year Ended December 31, 2008 and 2007,

and the Period of February 25, 2004 (date of inception)

through December 31, 2008

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Fountain Healthy Aging, Inc.

We have audited the accompanying balance sheets of Fountain Healthy Aging, Inc. (a development stage company) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period of February 25, 2004 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Healthy Aging Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has incurred losses since inception, and has generated minimal revenues from its planned principal operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 15, 2009

2

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Balance Sheets

	December 31	December 31
	2008	2007

Assets
Current assets		.
Cash	$ -0-	$ 7,473
Accounts receivable (Note 6)	0	10,752
Prepaid expense (Note 5)	-	525
Total current assets	0	18,750
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(4,199)	(4,152)
Net fixed assets	23	70
Total assets	$ 23	$ 18,820

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 18,460	$ 17,603
Accrued compensation – officer (Note 2)		283,830
Accrued interest – notes payable (Note 7)	9,030	1,673
Accrued interest – related party (Notes 2 & 7)		853
Short-term loans (Note 7)	64,494	37,994
Notes payable – related party (Notes 2 & 7)	18,950	32,000
Note payable – timeshare, current portion (Note 7)	3,840	2,570
Total current liabilities	114,774	376,523
Long-term liabilities
Note payable – timeshare, less current portion (Note 7)	17,598	20,494
Total long-term liabilities	17,598	20,494
Total liabilities	132,372	397,017

Stockholders' deficit (Note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 101,850,000 and 50,925,000 shares issued and outstanding	50,925	50,925
Additional paid-in capital	652,281	25,275
Deficit accumulated during development stage	(835,555)	(454,397)
Total stockholders' deficit	(132,349)	(378,197)
Total liabilities and stockholders' deficit	$ 23	$ 18,820

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Operations

		Year Ended December 31,	February 25, 2004 (inception) to December 31,
	2008	2007	2008

Revenues	$ -	$ -	$ 4,000

Expenses
General and administrative expenses	369,143	330,335	822,967
Net profit (loss) from operations	(369,143)	(330,335)	(822,967)

Other Income (Expenses)
Interest expense	(12,015)	(5,201)	(24,852)
Impairment of intangible asset (Note 3)	-	(32,200)	(32,200)
Gain on disposal of assets (Note 3)	-	13,488	40,464
Total other income (expenses)	(12.015)	(23,913)	(16,588)

Net profit (loss) and deficit accumulated during development stage	$ (381,158)	$ 354,248)	$ (839,555)

Net profit (loss) per share	$(.01)	$ (.01)

Weighted average common shares outstanding , basic and diluted	50,925,000	50,925,000

2

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statement of Shareholders’ Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at February 25, 2004
(inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash
(Note 4)	50,850,000	50,850	24,550	-	75,400

Net loss	-	-	-	(40,955)	(40,955)

Balance at December 31, 2004	50,850,000	50,850	24,550	(40,955)	34,445

Net loss	-	-	-	(38,073)	(38,073)

Balance at December 31, 2005	50,850,000	50,850	24,550	(79,028)	(3,628)

Common stock issued for
services (Note 4)	75,000	75	425	-	500

Net loss	-	-	-	(21,121)	(21,121)

Balance at December 31, 2006
(restated)	50,925,000	50,925	24,975	(100,149)	(24,249)

Forgiveness of debt - related
party (Note 2)			300		300

Net loss	-	-	-	(354,248)	(354,248)

Balance at December 31, 2007	50,925,000	$ 50,925	$ 25,275	$ (454,397)	$ (378,197)

Officer’s release of claims			627,006		627,006

Effect of 2:1 forward split 12/22/08	50,925,000

Net Loss				(381,158)	(381,158)

Balance at December 31, 2008	101,850,000	$ 50,925	$ 652,281.30	$ (835,555)	$ (132,349)

4

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Cash Flows

			February 25, 2004
			(inception) to
	Year Ended December 31,		December 31,
	2008	2007	2008

Operating activities
Net profit (loss)	$ (381,158)	$ (354,248)	$ (835,555)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	47	148	4,199
Gain on disposal of assets	-	(13,488)	(40,464)
Stock issued for services	-	-	500
Impairment of intangible asset	-	32,200	32,200
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	10,752	(10,752)	0
Decrease in prepaid expense	525	(525)	-
Increase (decrease) in accounts payable	858	(229)	59,825
Increase in accrued compensation – officer	310,323	283,830	594,153
Increase in accrued interest – notes payable	7,357	1,673	9,030
Decrease in accrued interest – related party	0	853	853
Net cash used in operating activities	(51,296)	(60,538)	(175,259)
Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)
Financing activities
Issuance of common shares for cash		-	75,400

Proceeds from short-term loans	27,443	38,294	65,737
Proceeds from notes payable – related party	18,950	32,000	50,950
Principal payments on note payable	(2,570)	(2,283)	(12,606)
Net cash provided by (used in) financing activities	43,823	68,011	179,481

Net increase (decrease) in cash	(7,473)	7,473	0
Cash at beginning of period	7,473	-	-
Cash at end of period	$ 0	$ 7,473	$ 0
Supplemental disclosures:
Interest paid for in cash	$ 2,404	$ 2,884	$ 11,565
Income taxes paid for in cash	$ -	$ -	$ -
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Forgiveness of debt – related party	$ 316,683	$ 300	$ 300

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Year Ended December 31, 2008

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

On July 17, 2006, the Board of Directors voted to change the name of the Company from Celtic Cross, Ltd., to eSAVINGSSTORE.COM, Inc.  to more accurately reflect the Company’s business plan.  On July 5, 2007, the stockholders of the Company approved the name change to IMMUREBOOST, INC.  During the third quarterthe Board of directors again changed the name to FOUNTAIN HEALTHY AGING.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Development stage deferred tax assets approximating $273,000 arising as a result of net operating loss carryforwards totaling $804,056 have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.   The valuation allowance increased by approximately $118,000 and $2,800 during the Year Ended December 31, 2008 and 2007, respectively.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of Six Months or less to be cash equivalents. The Company had $0 and $7,473 in cash at December 31, 2008 and December 31, 2007, respectively.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Year Ended December 31, 2008

1.

Organization and Summary of Significant Accounting Policies (continued)

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through December 31, 2008.

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

For the Year Ended December 31, 2008

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues were originally intended to be recognized upon sale of timeshare points redeemable for utilization of the property, or when the Company performs other travel related services. The Company has recognized minimal revenue of $4,000 from its initial intended business purpose since inception through December 31, 2008.

As more fully described in Note 9, the Company entered into an asset purchase agreement in August 2007 with FOUNTAIN HEALTHY AGING, INC. of Thailand, whereby it plans to develop processes, products and pharmaceuticals that interact with the immune system.  The Company will reexamine its revenue recognition policy upon completion of the agreement, which has not yet occurred.

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

On June 15, 2007, the Company appointed a new Director to its Board of Directors.  On August 28, 2007, this individual was appointed as the Company’s CEO (“the Officer”).  In March 2007, prior to these appointments, the Officer advanced the Company a total of $32,000 pursuant to two promissory notes (Note 7).  The notes are due on demand and accrue interest at 8% per annum.  No payments have been made on the notes since its inception, resulting in accrued interest of $1,493 at December 31, 2008.

On July 6, 2007, the Company entered into an employment agreement with the Officer, whereby the Officer would perform various services for the Company in exchange for annual Officer compensation of 300,000 Euros, plus 100,000 Euros for annual Director's fees.  The compensation was translated from Euros into US dollars using a weighted average exchange rate pro-rated for the period of July 2007 through June 2008, resulting in $156,266 compensation expense for the Six Months ended June 2008 and total accrued compensation of $592,873 at June 30, 2008.  The agreement also states that the Officer is entitled to stock options pursuant to a separate agreement, which has not yet been executed but may be applicable in the future.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Year Ended December 31, 2008

On August 5, 2008 the CEO released all claims he had for salary and his $32,000 loan to the Company.  Management has elected to record the release in the current quarter as an addition to Paid in Capital of $627,006.

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

As of December 31, 2008, the Company had received a total of 1,560,000 travel points.  On August 25, 2006, the Company entered into an agreement with a consultant (“the Consultant”) whereby the Company transferred 600,000 travel points (valued by the Consultant at $0.046 per point) to the Consultant to settle debts totaling $27,576, resulting in a balance of 645,000 points at December 31, 2006.  During 2007, the Company paid 300,000 points (also valued at $0.046 per point) pursuant to a consulting agreement (Note 6), resulting in remaining total available points of 660,000 at December 31, 2007.

As explained more fully in Note 10, the point transfers result in a reduction of the intangible asset equal to the original cost of the points transferred.  The difference between the fair market value and the cost of the points is reported as a gain on disposal of assets in the Other Income (Expense) section of the Statements of Operations.  The per-point original cost of $0.001 resulted in a reduction in the intangible asset of $600 and $300 during the years ended December 31, 2007 and 2006, respectively, due to each of the points transfers, resulting in a carrying value of the intangible asset of $32,200 and $32,500 at December 31, 2007 and 2006 (restated), respectively. The Company recognized a gain on disposal of assets of $13,488 and $26,976 during the years ended December 31, 2007 and 2006 (restated), respectively.  No point transfers occurred during the Year Ended December 31, 2008 or 2007.

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

19,000

2,400,000

.0067

16,000

   75,000

.0067

   500*

50,925,000

$

75,900

2:1 Forward split

101,850,000

$

75,400

* Services to transfer agent

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Year Ended December 31, 2008

The Board of Directors authorized a 30:1 forward stock split on July 1, 2006, and a 2:1 reverse stock split on June 12, 2007.  The number of shares issued in accordance with private offerings in 2004 as listed above has been retroactively restated to include the effects of the splits.

Pursuant to a Form 8-K filed with the SEC on July 28, 2006, the Board of Directors voted to increase the Company’s authorized common shares from 75,000,000 to 1,000,000,000 shares.

On October 1, 2006, the Company issued 75,000 shares of common stock at $.0067 per share to its transfer agent for $500 in services, resulting in 50,925,000 common shares issued and outstanding at December 31, 2007.

On December 22, 2008 the Board of Directors approved a forward split of 2:1.  After which there were 101,850,000 shares issued and outstanding at December 31, 2008.

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

6.  Consulting Agreement

In October 2006, the Company entered into an agreement with an unrelated consultant (“the Consultant”), who would perform services for the Company during the fourth quarter of 2006.  As compensation, the Company was required to pay the Consultant $9,000 cash and 300,000 timeshare points.  The points were valued at $0.046, which is proportionate to the 600,000 points transferred to another consultant to satisfy $27,576 in debt owed to that consultant (Note 3).  Accordingly, the 300,000 points were assigned a value of $13,788, resulting in a payable due the Consultant of $22,788 at December 31, 2006.  The points were transferred to the Consultant during the year ended December 31, 2007, resulting in a $300 reduction of the original cost of the intangible asset (timeshare investment) and a gain on disposal of assets of $13,488.  Upon transfer of the points, the Company failed to record a corresponding reduction in the consulting fees due the Consultant, and paid additional cash in an attempt to satisfy the perceived remaining payable, resulting in an overpayment.  Also during 2007, the Consultant forgave debts owed by the Company totaling $3,036.  The net of the inadvertent $13,788 overpayment and $3,036 debt forgiveness resulted in a net receivable due from the Consultant of $10,752 at December 31, 2007.   As of December 31, 2008 the consultant receivable had a zero balance.

The accounting treatment of the points transfer is more fully discussed in Notes 3 and 10.  The agreement was not renewed for a subsequent term.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Year Ended December 31, 2008

7.

Notes Payable

	Principal balance
	December 31	December 31
	2008	2007
Note payable – timeshare:

Wyndham Vacation Resorts (Note 3) for $33,100 – June 2004 inception, June 2014 maturity, $415 monthly payments, 10.99% annual interest, collateralized by the timeshare property.  Interest expense of $3,378 and $678 for the Year Ended December 31, 2008 and 2007, respectively.

Future maturities due during the year ended December 31 are as follows:

                                                         2009

$

2,867

2010

3,198

2011

3,568

2012

3,980

2013

3,980

Thereafter

6,881

                             Total

              $                20,464

	$ 20,464	$ 22,484
,
Short-term loans
Independent investor for $22,994 – March 2007 inception, September 2007 maturity, 5.25% annual interest plus 1% interest per month late fee each month after maturity, unsecured. Accrued interest and interest expense of $4,325 (including $2,515 late fees) as of December 31, 2008. In April 2008 this investor loaned an additional $26,500 with 8% annual interest. They had accrued $3,180 in interest as of December 31, 2008.	49,494	22,994

Independent investor for $15,000 – November 2007 inception, due on demand, 8% annual interest, unsecured. Accrued interest of $1,351 as of December 31, 2008.	15,000	15,000

Total short-term loans	64,494	37,994

Related party notes payable:
Officer loan for $10,000 – August 2007 inception, due on demand, 8% annual interest, unsecured. Accrued interest and interest expense of $-0- as of December 31, 2008.	-0-	10,000

Officer loan for $22,000 – August 2007 inception, due on demand, 8% annual interest, unsecured. Accrued interest and interest expense of $-0- as of December 31, 2008.	-0-	22,000

International Telecommunications Network , Paul Hunston is the president of this Company-Officer loan for $8,400- August 2008, due on demand, 4.25% annual interest, unsecured.

Accrued interest and interest expense of $137 as of December 31, 2008.

Officer loan for $5,275- November 2008, due on demand, 4.25% annual interest, unsecured.

Accrued interest and interest expense of $36.49 as of December 31, 2008.	13,675

Total related party notes payable	13,675	32,000

Total notes payable	104,881	93,058
Less current portions and short-term loans	87,283	72,564

Total notes payable – long-term	$ 17,598	$ 20,494

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Year Ended December 31, 2008

8.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2008, the Company has a working capital deficit of $ 114,7741 and an accumulated deficit of $835,555.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

9.  Asset Purchase Agreement

On August 18, 2007, the Company entered into an Asset Purchase Agreement with Immureboost Inc, a Thai corporation (the "Seller") that develops processes, products and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company will acquire certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain shareholders of the Seller will receive 20,370,000 restricted shares (as defined in Rule 144 of the Securities Act of 1933) of the Company's common stock, which shall constitute 40% of the stock issued and outstanding at December 31, 2007, and 29% of total shares issued and outstanding after the shares are issued.  The purchase has not yet been completed and no shares have been issued or assets acquired as a result of the agreement.

