Form 10-Q
period 2009-03-31
FOUNTAIN HEALTHY AGING, INC.
filed 2009-05-29
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

(1) Yes   X       No

(2)  Yes  X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]

No  []

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

Yes    [X]     No  [  ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

                                               May 21, 2009:  Common Stock – 101,850,000   shares

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

16

Item 3.   Defaults upon Senior Securities

16

Item 4.   Submission of Matters to a Vote of Securities Holders

16

Item 5.   Other Information

16

Item 6.   Exhibits

16

Signatures

16

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying interim unaudited financial statements of Fountain Healthy Aging, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2008, included in a Form10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2009, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

(A Development Stage Company)

 Financial Statements (Unaudited)

For the Three Months Ended March 31, 2009 and 2008,

and the Period of February 25, 2004 (date of inception)

through March 31, 2009

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Balance Sheets

	March 31	December 31
	2009	2008
	(unaudited)
Assets
Fixed assets
Office and computer equipment	$ 4,222	$ 4,222
Less accumulated depreciation	(4,211)	(4,199)
Net fixed assets	11	23
Total assets	$ 11	$ 23

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 24,357	$ 18,460
Accrued interest, notes payable (Note 6)	8,701	7,267
Accrued interest, notes payable – related parties (Note 6)	374	173
Notes payable (Note 6)	64,494	64,494
Notes payable – related parties (Notes 2 & 6)	18,950	18,950
Note payable – timeshare, current portion (Notes 3 & 6)	-	3,840
Total current liabilities	116,876	113,184
Long-term liabilities
Note payable – timeshare, less current portion (Note 6)	-	17,598
Total long-term liabilities	-	17,598
Total liabilities	116,876	130,782

Stockholders' deficit (Note 4):
Common stock; $.001 par value, 1,000,000,000 shares authorized,
101,850,000 shares issued and outstanding	101,850	101,850
Additional paid-in capital	601,356	601,356
Deficit accumulated during development stage	(820,071)	(833,965)
Total stockholders' deficit	(116,865)	(130,759)
Total liabilities and stockholders' deficit	$ 11	$ 23

See accompanying notes to financial statements (unaudited).

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Operations

(unaudited)

	Quarter Ended March 31,		February 25, 2004 (inception) to March 31,
	2009	2008	2009

Revenues	$ -	$ -	$ 4,000

Expenses
General and administrative expenses	5,909	154,609	828,876
Impairment of intangible asset (Note 3)	-	-	32,200
Total expenses	5,909	154,609	861,076

Net profit (loss) from operations	(5,909)	(154,609)	(857,076)

Other Income (Expenses)
Interest expense	(1,635)	(2,615)	(24,897)
Gain on timeshare mortgage foreclosure (Notes 3 & 6)	21,438	-	21,438
Gain on disposal of assets (Note 3)	-	-	40,464
Total other income (expenses)	19,803	(2,615)	37,005

Net profit (loss) and deficit accumulated during development stage	$ 13,894	$ (157,224)	$ (820,071)

Net profit (loss) per common share	$ .00	$ (.00)

Weighted average common shares outstanding , basic and diluted	101,850,000	101,850,000

See accompanying notes to financial statements (unaudited).

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Cash Flows

(unaudited)

			February 25, 2004
			(inception) to
	Three Months ended March 31,		March 31,
	2009	2008	2009

Operating activities
Net profit (loss)	$ 13,894	$ (157,224)	$ (820,071)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	12	12	4,211
Gain on disposal of assets	-	-	(40,464)
Stock issued for services	-	-	500
Impairment of intangible asset	-	-	32,200
Gain on timeshare mortgage foreclosure	(21,438)	-	(21,438)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	1,069	-
Decrease in prepaid expense	-	525	-
Increase (decrease) in accounts payable	5,897	(5,771)	65,722
Decrease in accrued compensation – officer	-	152,777	594,153
Increase in accrued interest – notes payable	1,434	1,292	8,701
Decrease in accrued interest – related parties	201	640	1,227
Net cash used in operating activities	-	(6,680)	(175,259)
Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)
Financing activities
Issuance of common shares for cash	-	-	75,400
Proceeds from notes payable	-	-	65,737
Proceeds from notes payable – related party	-	-	50,950
Principal payments on note payable	-	(580)	(12,606)
Net cash provided by (used in) financing activities	-	(580)	179,481

Net decrease in cash	-	(7,260)	-
Cash at beginning of period	-	7,473	-
Cash at end of period	$ -	$ 213	$ -
Supplemental disclosures:
Interest paid for in cash	$ -	$ 683	$ 11,565
Income taxes paid for in cash	$ -	$ -	$ -
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Forgiveness of debt – related party	$ -	$	$ 300

See accompanying notes to financial statements (unaudited).

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Three Months Ended March 31, 2009

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.) (A development stage company) (“the Company”) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with SFAS No. 7.  The Company has elected a fiscal year end of December 31.

Business Description

FOUNTAIN HEALTHY AGING, INC. is a Nevada corporation originally organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website.    On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc.  On June 5, 2007, the Board of Directors voted to change the name of the Company to Immureboost, Inc.  On August 18, 2007, the Company entered into an asset purchase agreement with Immureboost Inc., a Thailand company, with the intention to purchase intellectual property to develop products that affect the human body’s immune system.  No assets were ever acquired or stock issued as a result of this agreement, which was declared terminated on or about August 19, 2008.

On August 27, 2008, the Company changed its name to Fountain Healthy Ageing, Inc.  On September 16, 2008, the Company changed the spelling to Fountain Healthy Aging, Inc. The Company has established a relationship with Natural Planet USA LLC, a California LLC (“Natural Planet”), under which the Company had acquired rights to distribute a number of anti-aging products developed by Natural Planet.  The Company is in the process of developing its business as a pioneering, science-based company that licenses and distributes effective, natural, and safe products that slow and delay the aging process and improve the symptoms associated with aging.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Development stage deferred tax assets approximating $287,000 arising as a result of net operating loss carryforwards totaling $820,071 have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.   The valuation allowance decreased by approximately $4,900, and increased by approximately $55,000 during the three months ended March 31, 2009 and 2008, respectively.

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

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through March 31, 2009.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Three Months Ended March 31, 2009

1.

Organization and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $0 in cash at March 31, 2009 and December 31, 2008.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of income from the sale of licenses and products and will be recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists;

ii)

Delivery has occurred;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

Earnings (Loss) Per Share

The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented. There were no potentially dilutive common share equivalents outstanding during the periods shown and, accordingly, the computation of net loss per share on a fully dilutive basis is the same as basic net income (loss) per share.

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

For the period of February 25, 2004 (inception) through April 22, 2004 (see above paragraph), and for the period of July 2006 to the present, office space and services have been provided without charge by the Company's CEO. Such costs are immaterial to the financial statements and have not been reflected therein.

In February 2007, the Company’s then sole Officer (“the Former Officer”) loaned the Company $300 to pay for operating expenses.  Upon the resignation from his positions with the Company effective August 28, 2008, the Former Officer forgave the amounts owed to him.  The Company has written off the debt to additional paid-in capital.

On July 6, 2007, the Company entered into an employment agreement with the Officer, whereby the Officer would perform various services for the Company in exchange for annual Officer compensation of 300,000 Euros, plus 100,000 Euros for annual Director's fees.  The compensation was translated from Euros into US dollars using a weighted average exchange rate pro-rated for the period of July 2007 through June 2008, resulting in $156,266 compensation expense for the six months ended June 30, 2008 and total accrued compensation of $592,873 at June 30, 2008.  The agreement also entitled the Officer to stock options pursuant to a separate agreement, which was never executed.  In August 2008, the Officer resigned from his positions with the Company and released all claims he had against the Company for debts owed to him. Thus, $592,873 in accrued compensation and $32,000 in notes payable (plus $2,133 in accrued interest) from 2007 were written off to additional paid-in capital during the quarter ended September 30, 2008.

In August 2008, a company affiliated with the Company’s CEO advanced the Company $8,400.  In November and December 2008, the Company’s CEO advanced the Company $10,550.  The notes carry an interest rate of 4.25% and are due on demand (See Note 6).

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Three Months Ended March 31, 2009

3.  Intangible Asset and Note Payable – Timeshare

Shortly after inception, the Company acquired an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (WVR) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties. The timeshare interest was being financed by WVR, but the Company defaulted on its payments during 2008, which compelled WVR to foreclose on the mortgage and revoke the timeshare interest.  In light of the Company’s new business direction, the Company has been seeking to dispose of the intangible asset.  As a result, the carrying value of the asset was impaired down to $0 during the fourth quarter of 2008.   Upon foreclosure, the loan had a carrying value of $21,438, which has been included in other income on the statement of operations for the three months ended March 31, 2009.

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

Number of shares

  Price per share

Cash received

27,000,000

$

.000033

$

900

28,500,000

.00033

9,500

30,000,000

.001

30,000

11,400,000

.0017

19,000

4,800,000

.0033

16,000

101,700,000

$

75,400

The Board of Directors authorized a 30:1 forward stock split on July 1, 2006, a 2:1 reverse stock split on June 12, 2008, and a 2:1 forward stock split on December 22, 2008.  The number of shares issued in accordance with private offerings in 2004 as listed above has been retroactively restated to include the effects of the splits.

On October 1, 2006, the Company issued 150,000 shares (post-split) of common stock at $.0033 per share to its transfer agent for $500 in services, resulting in 101,850,000 common shares issued and outstanding at March 31, 2009 and December 31, 2008.

Pursuant to a Board of Directors’ vote, a Form 8-K was filed with the SEC on July 28, 2006 noting the increase of the Company’s authorized common shares from 75,000,000 to 1,000,000,000 shares.

5.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2009, the Company has a working capital deficit of $116,876 and an accumulated deficit of $820,071.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

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

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Three Months Ended March 31, 2009

6.

 Notes Payable

	Principal balance
	March 31,	December 31,
	2009	2008
Note Payable –Timeshare:
Wyndham Vacation Resorts (WVR) (Note 3) for $33,100 – June 2004 inception, June 2014 maturity, $415 monthly payments, 10.99% annual interest, collateralized by the timeshare property. Interest expense of $0 and $683 for the three months ended March 31, 2009 and 2008, respectively, with no accrued interest at March 31, 2009 or December 31, 2008. During the current quarter, WVR repossessed the timeshare and voided the contract.	$ -	$ 21,438

Notes Payable
Independent investor for $22,994 – March 2007 inception, September 2007 maturity, 5.25% annual interest plus 1% interest per month late fee each month after maturity, unsecured. Interest expense of $604 and $992 for the three months ended March 31, 2009 and 2008, respectively. Accrued interest of $4,929 and $4,326 at March 31, 2009 and December 31, 2008, respectively.	22,994	22,994

Independent investor for $15,000 – November 2007 inception, due on demand, 8% annual interest, unsecured. Interest expense of $301 and $300 for the three months ended March 31, 2009 and 2008, respectively. Accrued interest of $1,652 and $1,351 at March 31, 2009 and December 31, 2008, respectively.	15,000	15,000

Independent investors for $26,500 – April 2008, due on demand, 8% annual interest, unsecured. Interest expense of $530 and $0 for the three months ended March 31, 2009 and 2008, respectively. Accrued interest of $2,120 and $1,590 at March 31, 2009 and December 31, 2008, respectively.	26,500	26,500
Total Notes Payable	64,494	64,494

Notes Payable – Related Parties:
Company affiliate – August 2008, due on demand, 4.25% annual interest, unsecured. Interest expense of $89 for the three months ended March 31, 2009. Accrued interest of $226 and $137 at March 31, 2009 and December 31, 2008, respectively.	8,400	8,400

Company Officer – November and December 2008, due on demand, 4.25% annual interest, unsecured. Interest expense of $112 for the three months ended March 31, 2009. Accrued interest of $148 and $36 at March 31, 2009 and December 31, 2008, respectively.	10,550	10,550
Total Notes Payable – Related Parties	18,950	18,950

Total notes payable	83,444	104,882
Less current portion	83,444	87,284
Total notes payable – long-term	$ -	$ 17,598

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

GENERAL

Prior to August 18, 2007, the Company was in the business of providing travel bookings and timeshare rentals and sales. Fountain Healthy Aging, Inc. (formerly Immureboost, Inc) was formed on February 25, 2004, under the name Celtic Cross, Ltd. as a “For Profit” corporation for the purpose of acquiring the timeshare entities discussed herein, and additional like entities going forward including a full sales and service website.  The Company has elected a fiscal year end of December 31.

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. to more accurately reflect the Company’s business plan.  On July 5, 2007, the stockholders of the Company approved the name change to Immureboost, Inc.  On August 27, 2008, the Company changed its name to Fountain Healthy Aging, Inc.  On August 18, 2007, the Company entered into an Asset Purchase Agreement (“Agreement”) with Immureboost of Thailand, a Thai corporation (the "Seller") which develops processes, products, and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company would have acquired certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain stockholders of the Seller would have received twenty million three hundred seventy thousand (20,370,000) "restricted shares" (as that term is defined in Rule 144 of the Securities Act of 1933; the "Act") of the Company's Common Stock.  No assets were ever acquired or stock issued as a result of this agreement, which was declared terminated on or about August 19, 2008

The Company has established a relationship with Natural Planet USA LLC, a California LLC (“Natural Planet”), under which the Company had acquired rights to distribute a number of anti-aging products developed by Natural Planet.  Based upon this, the Company is in the process of developing its business as a pioneering, science-based company that licenses and distributes effective, natural, and safe products that slow and delay the aging process and improve the symptoms associated with aging.

In June of 2004, the Company acquired an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (WVR) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties. The purchase price of $33,100 was being financed by WVR at 10.99% annual interest on a ten-year loan. The maintenance at the WVR facilities are the responsibility of WVR, however, the Company had previously paid a monthly fee to WVR for this service. The Company has been unable to maintain the loan and maintenance payments and was unsuccessful in its attempts to sell this interest.  During the current quarter, WVR foreclosed on the loan and reclaimed the timeshare interest.

RESULTS OF OPERATIONS

The Company has generated $4,000 in revenues since inception, and has an accumulated deficit of $820,071.  During the three months ended March 31, 2009 and 2008, we incurred $5,909 and $154,609 in operating expenses.  The decrease in operating expenses was due to the departure of Mr. Steven Burke, a former officer with whom the Company had a compensation arrangement resulting approximately $590,000 in compensation expense during the term of the arrangement of July 2007 through June 2008.  At March 31, 2009, we had no current assets and current liabilities of $116,876, resulting in a working capital deficit of $116,876.

LIQUIDITY.

During the next 12 months, the Company will need significant working capital to fund its research efforts and meet its current debt obligations. The Company intends to obtain working capital either from the sale of product or through private investments made by third parties or debt instruments.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required by smaller reporting companies.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate this risk.

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  The determination of ineffective internal control is based upon the lack of separation of duties. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Paul Hunston, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

FOUNTAIN HEALTHY AGING, INC.

Name	Title	Date
/s/ Paul Hunston	CEO, CFO, Director	May 29, 2009