Form 10-Q
period 2009-06-30
FOUNTAIN HEALTHY AGING, INC.
filed 2009-08-14
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

No  [X] Not required

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

                                               July 10, 2009:  Common Stock – 101,850,000   shares

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

9-13

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  15

Item 4T. Controls and Procedures

15

PART II.     OTHER INFORMATION

Item 5.   Exhibits

16

Signatures

17

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying interim unaudited financial statements of Fountain Healthy Aging, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2008, included in a Form10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2009, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

(A Development Stage Company)

Unaudited Financial Statements

For the Three & Six Months Ended June 30, 2009 and 2008,

and the Period of February 25, 2004 (date of inception)

through June 30, 2009

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Balance Sheets

	June 30	December 31
	2009	2008
	(unaudited)
Assets
Current assets		.
Cash	$ -0-	$ -0-
Total current assets	-0-	-0-
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(4222)	(4,199)
Net fixed assets	-0-	23
Total assets	$ -0-	$ 23

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 39,017	$ 18,460
Accrued interest – notes payable (Note 6)	10,135	7,267
Accrued interest – related party (Notes 2 & 6)	575	173
Short-term loans (Note 7)	64,494	64,494
Notes payable – related party (Notes 2 & 6)	18,950	18,950
Note payable – timeshare, current portion (Note 3 and 6)	-0-	3,840
Total current liabilities	133,171	113,184
Long-term liabilities
Note payable – timeshare, less current portion (Note 7)	-0-	17,598
Total long-term liabilities	-0-	17,598
Total liabilities	133,171	130,782

Stockholders' deficit (Note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 101,850,000 shares issued and outstanding	101,850	101,850
Additional paid-in capital	601,356	601,356
Deficit accumulated during development stage	(836,377)	(833,965)
Total stockholders' deficit	(133,171)	(130,759)
Total liabilities and stockholders' deficit	$ -0-	$ 23

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended June 30,		Six Months Ended June 30,		February 25, 2004 (inception) to June 30,
	2009	2008	2009	2008	2009

Revenues	$ -	$ -	$ -	$ -	$ 4,000

Expenses
General and administrative expenses	14,671	179,570	20,579	334,178	843,547
Net loss from operations	(14,671)	(179,570)	(20,579)	(334,178)	(839,547)

Other Income (Expenses)
Interest expense	(1,636)	(2,542)	(3,271)	(5,157)	(26,532)
Impairment of intangible asset (Note 3)	-	-	-	-	(32,200)
Gain on Time Share foreclosure(Notes 3 & 6)	-	-	21,438	-	21,438
Gain on disposal of assets (Note 3)				-	40,464
Total other income (expenses)	(1,636)	(2,542)	18,167	(5,157)	3,170

Net loss and deficit accumulated during development stage	$(16,307)	$(182,112)	$(2,412)	$(339,335)	$ (836,377)

Net loss per share	$ (.00)	$ (.00)	$ (.00)	$ (.00)

Weighted average common shares outstanding , basic and diluted	101,850,000	101,850,000	101,850,000	101,850,000

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Cash Flows

(unaudited)

			February 25, 2004
			(Inception) to
	Six Months Ended June 30,		June 30,
	2009	2008	2009

Operating activities
Net loss	$ (2,412)	$ (339,335)	$ (836,377)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	23	24	4,222
Gain on disposal of assets	-	-	(40,464)
Stock issued for services	-	-	500
Impairment of intangible asset	-	-	32,200
Gain on Timeshare foreclosure	(21,438)	-	(21,438)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	2,642	-
Decrease in prepaid expense	-	525	-
Increase (decrease) in accounts payable	20,557	(9,309)	80,382
Increase in accrued compensation – officer	-	309,043	594,153
Increase in accrued interest – notes payable	2,868	2,583	10,135
Increase in accrued interest – related party	402	1,280	1,428
Net cash used in operating activities	0	(32,547)	(175,259)
Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)
Financing activities
Issuance of common shares for cash	-	-	75,400
Proceeds from short-term loans	-	26,500	65,737
Proceeds from notes payable – related party	-	-	50,950
Principal payments on note payable	-	(1,213)	(12,606)
Net cash provided by (used in) financing activities	-	25,287	179,481

Net increase (decrease) in cash	-	(7,260)	-
Cash at beginning of period	-	7,473	-
Cash at end of period	$ -	$ 213	$ -
Supplemental disclosures:
Interest paid for in cash	$ -	$ 1,293	$ 11,565
Income taxes paid for in cash	$ -	$ -	$ -
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Forgiveness of debt – related party	$ -	$ -	$ 300

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Six Months Ended June 30, 2009

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

Business Description

FOUNTAIN HEALTHY AGING, INC. is a Nevada corporation originally organized on February 25, 2004 to acquire timeshares and like entities and facilitate rentals and sales of the entities and travel packages via its full-service travel website.    On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc.  On June 5, 2007, the Board of Directors voted to change the name of the Company to Immureboost, Inc.  On August 18, 2007, the Company entered into an asset purchase agreement with Immureboost Inc., a Thailand company, with the intention to purchase intellectual property to develop products that affect the human body’s immune system.  No assets were ever acquired or stock issued as a result of this agreement, which was terminated.

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

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Development stage deferred tax assets approximating $284,000 arising as a result of net operating loss carryforwards totaling $836,377 have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.   The valuation allowance increased by approximately $800 and $55,000 during the six months ended June 30, 2009 and 2008, respectively.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents. The Company had $-0- and $-0- in cash at June 30, 2009 and December 31, 2008, respectively.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Six Months Ended June 30, 2009

1. Organization and Summary of Significant Accounting Policies (continued)

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through June 30, 2009.

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues were originally intended to be recognized upon sale of timeshare points redeemable for utilization of the property, or when the Company performs other travel related services. The Company has recognized minimal revenue of $4,000 from its initial intended business purpose since inception through June 30, 2009.

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

On July 6, 2007, the Company entered into an employment agreement with the Former Officer, whereby the Former Officer would perform various services for the Company in exchange for annual Officer compensation of 300,000 Euros, plus 100,000 Euros for annual director's fees.  The compensation was translated from Euros into US dollars using a weighted average exchange rate pro-rated for the period of July 2007 through June 2008, resulting in $156,266 compensation expense for the six months ended June 30, 2008 and total accrued compensation of $592,873 at June 30, 2008.  The agreement also entitled the Former Officer to stock options pursuant to a separate agreement, which was never executed.  In August 2008, the Former Officer resigned from his positions with the Company and released all claims he had against the Company for debts owed to him. Thus, $592,873 in accrued compensation and $32,000 in notes payable (plus $2,133 in accrued interest) from 2007 were written off to additional paid-in capital during the quarter ended September 30, 2008.

In August 2008, a company affiliated with the Company’s CEO advanced the Company $8,400.  In November and December 2008, the Company’s CEO advanced the Company $10,550.  The notes carry an interest rate of 4.25% and are due on demand (See Note 6).

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Six Months Ended June 30, 2009

3.  Intangible Asset and Note Payable – Timeshare

Shortly after inception, the Company acquired an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (WVR) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties. The timeshare interest was being financed by WVR, but the Company defaulted on its payments during 2008, which compelled WVR to foreclose on the mortgage and revoke the timeshare interest.  In light of the Company’s new business direction, the Company has been seeking to dispose of the intangible asset.  As a result, the carrying value of the asset was impaired down to $0 during the fourth quarter of 2008.   Upon foreclosure, the loan had a carrying value of $21,438, which has been included in other income on the statement of operations for the three months ended March 31, 2009 and the six months ended June 30, 2009.

4.  Stockholders' Equity

During March and April 2004, the Company issued common stock for cash in accordance with separate private offering memorandums as follows:

Number of shares

  Price per share

Cash received

27,000,000

$

.0000335

$

900

28,500,000

.000335

9,500

30,000,000

.001

30,000

11,400,000

.00165

19,000

4,800,000

.00335

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

On October 1, 2006, the Company issued 75,000 shares of common stock at $.0067 per share to its transfer agent for $500 in services,

The Board of Directors authorized a 2:1 forward split of the Company’s common stock.  The stock split took effect December 22, 2008 resulting in 101,850,000 common shares issued and outstanding at June 30, 2009 and December 31 2008.  The number of shares listed above have been retroactively restated to include the effects of the split.

5.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2009, the Company has a working capital deficit of $133,171 and an accumulated deficit of $836,377.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

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

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Six Months Ended June 30, 2009

6.

Notes Payable

	Principal balance
	June 30,	December 31,
	2009	2008
Note Payable –Timeshare:
Wyndham Vacation Resorts (WVR) (Note 3) for $33,100 – June 2004 inception, June 2014 maturity, $415 monthly payments, 10.99% annual interest, collateralized by the timeshare property. Interest expense of $0 and $683 for the three months ended March 31, 2009 and 2008, respectively, with no accrued interest at March 31, 2009 or December 31, 2008. During the first quarter of 2009, WVR repossessed the timeshare and voided the contract.	$ -	$ 21,438

Notes Payable
Independent investor for $22,994 – March 2007 inception, September 2007 maturity, 5.25% annual interest plus 1% interest per month late fee each month after maturity, unsecured. Interest expense of $604 and $992 for the three months ended June 30, 2009 and 2008, respectively. Accrued interest of $5,533 and $4,326 at June 30, 2009 and December 31, 2008, respectively.	22,994	22,994

Independent investor for $15,000 – November 2007 inception, due on demand, 8% annual interest, unsecured. Interest expense of $301 and $300 for the three months ended June 30, 2009 and 2008, respectively. Accrued interest of $1,952 and $1,351 at June 30, 2009 and December 31, 2008, respectively.	15,000	15,000

Independent investors for $26,500 – April 2008, due on demand, 8% annual interest, unsecured. Interest expense of $530 and $0 for the three months ended June 30, 2009 and 2008, respectively. Accrued interest of $2,650 and $1,590 at March 31, 2009 and December 31, 2008, respectively.	26,500	26,500
Total Notes Payable	64,494	64,494

Notes Payable – Related Parties:
Company affiliate – August 2008, due on demand, 4.25% annual interest, unsecured. Interest expense of $89 for the three months ended June 30, 2009. Accrued interest of $315 and $137 at June, 30, 2009 and December 31, 2008, respectively.	8,400	8,400

Company Officer – November and December 2008, due on demand, 4.25% annual interest, unsecured. Interest expense of $112 for the three months ended June 30, 2009. Accrued interest of $260 and $36 at June, 2009 and December 31, 2008, respectively.	10,550	10,550
Total Notes Payable – Related Parties	18,950	18,950

Total notes payable	83,444	104,882
Less current portion	83,444	87,284
Total notes payable – long-term	$ -	$ 17,598

7.

Subsequent Events

Subsequent to June 30, 2009, on 29 July, 2009, the Company entered into an agreement with 1633935 Ontario Capital Corporation, D/B/A Dunn Capital Partners, and Oak Resources Limited, which provides the Company with a $5,000,000 equity line of credit.  Under the terms of the agreement, Fountain has the right, but not the obligation to draw down from the equity line of credit in tranches of up to $1,000,000 each, for a term of 24 months.  The first tranche of $1,000,000 was drawn down by the Company on August 10, 2009, and upon receipt of the funds, the Company will be obliged to issue 1,541,783 new shares of restricted common stock of the Company to Oak Resources Limited

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. to more accurately reflect the Company’s business plan.  On July 5, 2007, the stockholders of the Company approved the name change to Immureboost, Inc.  On August 27, 2008, the Company changed its name to Fountain Healthy Aging, Inc.  On August 18, 2007, the Company entered into an Asset Purchase Agreement (“Agreement”) with Immureboost of Thailand, a Thai corporation (the "Seller") which develops processes, products, and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company would have acquired certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain stockholders of the Seller would have received twenty million three hundred seventy thousand (20,370,000) "restricted shares" (as that term is defined in Rule 144 of the Securities Act of 1933; the "Act") of the Company's Common Stock.  No assets were ever acquired or stock issued as a result of this agreement, which was declared terminated on or about August 19, 2008

During the final quarter of 2008, the Company established a relationship with Natural Planet USA LLC, a California LLC (“Natural Planet”), under which the Company had acquired rights to distribute a number of anti-aging products developed by Natural Planet.  Based upon this, the Company is in the process of developing its business as a pioneering, science-based company that licenses and distributes effective, natural, and safe products that slow and delay the aging process and improve the symptoms associated with aging.

In June of 2004, the Company acquired an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (WVR) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties. The purchase price of $33,100 was being financed by WVR at 10.99% annual interest on a ten-year loan. The maintenance at the WVR facilities are the responsibility of WVR, however, the Company had previously paid a monthly fee to WVR for this service. The Company has been unable to maintain the loan and maintenance payments and was unsuccessful in its attempts to sell this interest.  During the first quarter of 2009, WVR foreclosed on the loan and reclaimed the timeshare interest.

RESULTS OF OPERATIONS

The Company has generated $4,000 in revenues since inception, and has an accumulated deficit of $836,377.  During the three months ended June 30, 2009 and 2008, we incurred $14,671 and $179,570 in operating expenses and during the six months ended June 30, 2009 and 2008, we incurred $20,579 and $334,178 in operating expenses. The decrease in operating expenses was due to the departure of Mr. Steven Burke, a former officer with whom the Company had a compensation arrangement resulting approximately $590,000 in compensation expense during the term of the arrangement of July 2007 through June 2008.  At June 30, 2009, we had no current assets and current liabilities of $133,171, resulting in a working capital deficit of $133,171.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  The determination of ineffective internal control is based upon the lack of separation of duties. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.

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

FOUNTAIN HEALTHY AGING, INC.

Name	Title	Date
/s/ Paul Hunston	CEO, CFO, Director	August 14, 2009