Form 10-Q
period 2009-09-30
FOUNTAIN HEALTHY AGING, INC.
filed 2009-11-23
CIK 1309251

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

                                               November 23, 2009:  Common Stock – 101,950,000   shares

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

9-13

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  15

Item 4T. Controls and Procedures

15

PART II.     OTHER INFORMATION

Item 5.   Exhibits

16

Signatures

17

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying interim unaudited financial statements of Fountain Healthy Aging, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2008, included in a Form10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2009, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2009 and 2008,

and the Period of February 25, 2004 (date of inception)

through September 30, 2009

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Balance Sheets

	September 30	December 31
	2009	2008
	(unaudited)
Assets
Current assets		.
Cash	$ 22	$ -
Total current assets	22	-
Fixed assets
Office and computer equipment	4,222	4,222
Less accumulated depreciation	(4222)	(4,199)
Net fixed assets	-	23
Total assets	$ 22	$ 23

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 49,125	$ 18,460
Due to officer (Note 2)	2,564	-
Accrued interest – notes payable (Note 6)	11,571	7,267
Accrued interest – related party (Note 6)	776	173
Short-term loans (Note 6)	64,494	64,494
Notes payable – related party (Notes 2 & 6)	18,950	18,950
Note payable – timeshare, current portion (Note 6)	-	3,840
Total current liabilities	147,480	113,184
Long-term liabilities
Note payable – timeshare, less current portion (Note 6)	-	17,598
Total long-term liabilities	-	17,598
Total liabilities	147,480	130,782

Stockholders' deficit (Note 4):
Common stock; $.001 par value, 1,000,000,000 shares
authorized, 101,950,000 and 101,850,000 shares issued
and outstanding Sept. 30, 2009 and Dec. 31, 2008, resp.	101,950	101,850
Additional paid-in capital	626,256	601,356
Deficit accumulated during development stage	(875,664)	(833,965)
Total stockholders' deficit	(147,458)	(130,759)
Total liabilities and stockholders' deficit	$ 22	$ 23

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Operations

(unaudited)

					February 25, 2004
	Three months ended		Nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenues	$ -	$ -	$ -	$ -	$ 4,000

Expenses
General and administrative expenses	37,751	8,741	58,330	342,919	881,298

Net loss from operations	(37,751)	(8,741)	(58,330)	(342,919)	(877,298)

Other Income (Expenses)
Interest expense	(1,636)	(2,643)	(4,907)	(7,800)	(28,168)
Impairment of intangible asset	-	-	-	-	(32,200)
Exchange gain	100	-	100	-	100
Gain on timeshare foreclosure	-	-	21,438	-	21,438
Gain on disposal of assets	-		-		40,464

Total other income (expense)	(1,536)	(2,643)	16,631	(7,800)	1,634

Net loss and deficit accumulated during development stage	$ (39,287)	$ (11,384)	$ (41,699)	$ (350,719)	$ (875,664)

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average common shares
outstanding, basic and diluted	101,950000	50,925,000	101,862,500	50,925,000

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Statements of Cash Flows

(unaudited)

			February 25, 2004
			(Inception) to
	Nine Months Ended September 30,		September 30,
	2009	2008	2009

Operating activities
Net loss	$ (41,699)	$ (350,719)	$ (875,664)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	23	35	4,222
Gain on disposal of assets	-	-	(40,464)
Stock issued for services	-	-	500
Impairment of intangible asset	-	-	32,200
Gain on timeshare foreclosure	(21,438)		(21,438)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	4,216	-
Decrease in prepaid expense	-	525	-
Increase (decrease) in accounts payable	30,665	(9,309)	90,490
Increase in accrued compensation – officer	-	309,043	594,153
Increase in due to officer	2,564	-	2,564
Increase in accrued interest – notes payable	4,304	4,633	11,571
Increase in accrued interest – related party	603	1,280	1,629
Net cash used in operating activities	(24,978)	(40,296)	(200,237)
Investing activities
Purchase of fixed assets	-	-	(4,222)
Net cash used in investing activities	-	-	(4,222)
Financing activities
Issuance of stock for cash	25,000	-	100,400
Proceeds from short-term loans	-	34,900	65,737
Proceeds from notes payable – related party	-	-	50,950
Principal payments on note payable	-	(1,864)	(12,606)
Net cash provided by financing activities	25,000	33,036	204,481

Net increase (decrease) in cash	22	(7,260)	22
Cash at beginning of period	-	7,473	-
Cash at end of period	$ 22	$ 213	$ 22
Supplemental disclosures:
Interest paid for in cash	$ -	$ 3,272	$ 11,565
Income taxes paid for in cash	$ -	$ -	$ -
Non-cash investing and financing activities:
Purchase of investment property with note payable	$ -	$ -	$ 30,104
Forgiveness of debt – related party	$ -	$ -	$ 300

See accompanying notes to financial statements.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Three and Nine Months Ended September 30, 2009,

and the Period of February 25, 2004 (Inception) through September 30, 2009

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.) (a development stage company) (“the Company”) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (SFAS No. 7).  The Company has elected a fiscal year end of December 31.

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

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under ASC Topic No. 740 (SFAS No. 109) to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Development stage deferred tax assets approximating $306,000 arising as a result of net operating loss carryforwards totaling $875,664 have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.   The valuation allowance increased by approximately $14,600 and $122,800 during the Nine Months Ended September 30, 2009 and 2008, respectively.

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

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Three and Nine Months Ended September 30, 2009,

and the Period of February 25, 2004 (Inception) to September 30, 2009

1. Organization and Summary of Significant Accounting Policies (continued)

Fixed Assets

Fixed assets are stated at cost and consist of computers and other office equipment. Depreciation is computed using the accelerated double-declining method based on estimated useful lives of 3 years.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of Three Months or less to be cash equivalents. The Company had $22 and $- in cash at September 30, 2009 and December 31, 2008, respectively.

Advertising

The Company generally expenses advertising costs as incurred. No advertising costs were incurred during the period of February 25, 2004 (inception) through September 30, 2009.

Revenue Recognition

As described in Note 3, the Company has acquired an interest in a timeshare property. Revenues were originally intended to be recognized upon sale of timeshare points redeemable for utilization of the property, or when the Company performs other travel related services. The Company has recognized minimal revenue of $4,000 from its initial intended business purpose since inception through September 30, 2009.

The Company has established a relationship with Natural Planet USA LLC, a California LLC (“Natural Planet”), under which the Company had acquired rights to distribute a number of anti-aging products developed by Natural Planet.  The Company is in the process of developing its business as a pioneering, science-based company that licenses and distributes effective, natural, and safe products that slow and delay the aging process and improve the symptoms associated with aging.  As such, the Company is evaluating its revenue-generating opportunities and will establish a revenue recognition policy once these opportunities have been determined.

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

For the period of February 25, 2004 (inception) through April 22, 2004 (see above paragraph), and for the period of July 2006 to the present, office space and services have been provided without charge by the Company's CEO. Such costs are not significant to the financial statements and have not been reflected therein.

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2009

2.  Related Party Transactions (continued)

In February 2007, the Company’s then sole Officer (“the Former Officer”) loaned the Company $300 to pay for operating expenses.  Upon the resignation from his positions with the Company effective August 28, 2008, the Former Officer forgave the amounts owed to him.  The Company has written off the debt to additional paid-in capital.

On July 6, 2007, the Company entered into an employment agreement with the Officer, whereby the Officer would perform various services for the Company in exchange for annual Officer compensation of 300,000 Euros, plus 100,000 Euros for annual Director's fees.  The compensation was translated from Euros into US dollars using a weighted average exchange rate pro-rated for the period of July 2007 through June 2008, resulting in $156,266 compensation expense for the nine months ended September 30, 2008, and total accrued compensation of $592,873 at September 30, 2008.  The agreement also entitled the Officer to stock options pursuant to a separate agreement, which was never executed.  In August 2008, the Officer resigned from his positions with the Company and released all claims he had against the Company for debts owed to him. Thus, $592,873 in accrued compensation and $32,000 in notes payable (plus $2,133 in accrued interest) from 2007 were written off to additional paid-in capital during the quarter ended September 30, 2008.

In August 2008, a company affiliated with the Company’s CEO advanced the Company $8,400.  In November and December 2008, the Company’s CEO advanced the Company $10,550.  The notes total $18,950, carry an interest rate of 4.25%, and are due on demand (See Note 6).

During the quarter ended September 30, 2009, the Company’s CEO incurred $2,564 in reimbursable expenses incurred in the Company’s behalf, on which interest has not been imputed due to its immaterial affect on the financials.

3.  Intangible Asset and Note Payable – Timeshare

Shortly after inception, the Company acquired an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (WVR) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties. The timeshare interest was being financed by WVR, but the Company defaulted on its payments during 2008, which compelled WVR to foreclose on the mortgage and revoke the timeshare interest.  In light of the Company’s new business direction, the Company had been seeking to dispose of the intangible asset.  As a result, the carrying value of the asset was impaired down to $0 during the fourth quarter of 2008.   Upon foreclosure in March 31, 2009, the loan had a carrying value of $21,438, which has been included in other income on the statement of operations.

4.  Stockholders' Deficit

The Board of Directors authorized a 30:1 forward stock split on July 1, 2006, a 2:1 reverse stock split on June 12, 2007, and a 2:1 forward split on December 22, 2009.  These footnotes and the accompanying financial statements have been retroactively restated to include the effects of the splits.  The following transactions comprise the 101,950,000 and 101,850,000 shares of common stock issued and outstanding at September 30, 2009 and December 31, 2008, respectively.

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

75,400

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Three and Nine Months Ended September 30, 2009,

and the Period of February 25, 2004 (Inception) to September 30, 2009

4.  Stockholders' Equity (continued)

Pursuant to a Form 8-K filed with the SEC on July 28, 2006, the Board of Directors voted to increase the Company’s authorized common shares from 75,000,000 to 1,000,000,000 shares.

On October 1, 2006, the Company issued 150,000 shares of common stock at $.00335 per share to its transfer agent for $500 in services.

On July 4 and July 14, 2009, the Company issued to two unaffiliated investors, 100,000 total shares of common stock at $.25 per share for $25,000 in cash.

5.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2009, the Company has a working capital deficit of $147,480 and an accumulated deficit of $875,664.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.

The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

6.

Notes Payable

	Principal balance
	September 30	December 31,
	2009	2008
Note Payable –Ttimeshare:
Wyndham Vacation Resorts (WVR) (Note 3) for $33,100 – June 2004 inception, June 2014 maturity, $415 monthly payments, 10.99% annual interest, collateralized by the timeshare property. Interest expense of $0 and $683 for the three months ended March 31, 2009 and 2008, respectively, with no accrued interest at March 31, 2009 or December 31, 2008. During the current quarter, WVR repossessed the timeshare and voided the contract.	$ -	$ 21,438

Notes Payable
Independent investor for $22,994 – March 2007 inception, September 2007 maturity, 5.25% annual interest plus 1% interest per month late fee each month after maturity, unsecured. Interest expense of $1,811 and $2,199 for the nine months ended September 30, 2009 and 2008, respectively. Accrued interest of $6,137 and $4,326 at September 30, 2009 and December 31, 2008, respectively.	22,994	22,994

Independent investor for $15,000 – November 2007 inception, due on demand, 8% annual interest, unsecured. Interest expense of $903 and $900 for the nine months ended September 30, 2009 and 2008, respectively. Accrued interest of $2,254 and $1,351 at September 30, 2009 and December 31, 2008, respectively.	15,000	15,000

FOUNTAIN HEALTHY AGING, INC. (formerly IMMUREBOOST, INC.)

 (A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Three and Nine Months Ended September 30, 2009,

and the Period of February 25, 2004 (Inception) to September 30, 2009

7.

Notes Payable (continued)

Independent investors for $26,500 – April 2008, due on demand, 8% annual interest, unsecured. Interest expense of $1,590 and $1,060 for the nine months ended September 30, 2009 and 2008, respectively. Accrued interest of $3,180 and $1,590 at September 30, 2009 and December 31, 2008, respectively.	26,500	26,500
Total Notes Payable	64,494	64,494

Notes Payable – Related Parties:
Company affiliate – August 2008, due on demand, 4.25% annual interest, unsecured. Interest expense of $267 for the nine months ended September 30, 2009. Accrued interest of $404 and $137 at September 30, 2009 and December 31, 2008, respectively.	8,400	8,400

Company Officer – November and December 2008, due on demand, 4.25% annual interest, unsecured. Interest expense of $336 and $36 for the nine months ended September 30, 2009. Accrued interest of $372 and $36 at September 30, 2009 and December 31, 2008, respectively.	10,550	10,550
Total Notes Payable – Related Parties	18,950	18,950

Total notes payable	83,444	104,882
Less current portion	83,444	87,284
Total notes payable – long-term	$ -	$ 17,598

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

On July 17, 2006, the Board of Directors voted to change the name of the Company to eSavingStore.com, Inc. to more accurately reflect the Company’s business plan.  On July 5, 2007, the stockholders of the Company approved the name change to Immureboost, Inc.  On August 27, 2008, the Company changed its name to Fountain Healthy Aging, Inc.  On August 18, 2007, the Company entered into an Asset Purchase Agreement (“Agreement”) with Immureboost of Thailand, a Thai corporation (the "Seller") which develops processes, products, and pharmaceuticals that interact with the immune system. Under the terms of the Agreement, the Company would have acquired certain assets of the Seller, including patents and trademarks. In consideration of these assets, certain stockholders of the Seller would have received twenty million three hundred seventy thousand (20,370,000) "restricted shares" (as that term is defined in Rule 144 of the Securities Act of 1933; the "Act") of the Company's Common Stock.  No assets were ever acquired or stock issued as a result of this agreement, which was declared terminated on or about August 19, 2008

During the final quarter of 2008, the Company established a relationship with Natural Planet USA, Inc. (formerly Natural Planet USA), a California corporation (“Natural Planet”), under which the Company will acquire rights to distribute a number of anti-aging products developed by Natural Planet.  The Company is in the process of developing its business as a pioneering, science-based company that licenses and distributes effective, natural and safe products that slow and delay the aging process and improve the symptoms associated with aging.

On September 14, 2009, the Company entered into an agreement to acquire the entire outstanding stock of Natural Planet on a date to be agreed between the Company and the shareholders of Natural Planet.  As at September 30, 2009, this acquisition had not been completed.  The acquisition will be completed upon the payment of the purchase price by the Company to the shareholders of Natural Planet.

In June of 2004, the Company acquired an undivided interest in the Wyndham Vacation Resorts (formerly Fairfield Resorts, Inc.) (WVR) timeshare resort, along with the rights to participate in timeshare use, or to allow certain others the use, of a specified number of days lodging in WVR timeshare properties. The purchase price of $33,100 was being financed by WVR at 10.99% annual interest on a ten-year loan. The maintenance at the WVR facilities are the responsibility of WVR, however, the Company had previously paid a monthly fee to WVR for this service. The Company was unable to maintain the loan and maintenance payments and was unsuccessful in its attempts to sell this interest.  During the first quarter of 2009, WVR foreclosed on the loan and reclaimed the timeshare interest.

RESULTS OF OPERATIONS

The Company has generated $4,000 in revenues since inception, and has an accumulated deficit of $875,664.  During the three months ended September 30, 2009 and 2008, we incurred $37,751 and $8,741 in operating expenses and during the nine months ended September 30, 2009 and 2008, we incurred $58,330 and $342,919 in operating expenses. The decrease in operating expenses was due to the departure of Mr. Steven Burke, a former officer with whom the Company had a compensation arrangement resulting approximately $590,000 in compensation expense during the term of the arrangement of July 2007 through June 2008.  At September 30, 2009, we had current assets of $22 and current liabilities of $147,480.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  The determination of ineffective internal control is based upon the lack of separation of duties. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

FOUNTAIN HEALTHY AGING, INC.

Name	Title	Date
Paul Hunston	CFO, CEO Director	November 23, 2009