Form 10-K
period 2020-12-31
FOUNTAIN HEALTHY AGING, INC.
filed 2021-04-15
CIK 1309251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________

Commission file number: 333-123774

Fountain Healthy Aging, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-1098668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 601, Bldg. E,

No. 1, Huabao Fubao China Street, Futian District

Shenzhen City, Guangdong Province 518000

(Address of principal executive office)

Registrant’s telephone number, including area code: +86 185 6676 1769

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2020 was $94,188.45.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 600,034,500 shares as of April 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future acquisition or merger targets, business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, inability to successfully conclude acquisitions of target companies or assets which are reasonably capable of generating positive cash flow in the near future, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, potential fluctuation of our quarterly and annual financial and operational results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed throughout this section.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Annual Report on Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part I, Item 1 (“Business”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Annual Report on Form 10-K.

ii

Part I

Item 1. Business.

Acquisition of Wei Lian Jin Meng Group Limited

On February 2, 2021, Fountain Healthy Aging, Inc. (the “Company,” “FHAI,” “we,” “us,” “our”) closed an acquisition of Wei Lian Jin Meng Group Limited, a limited liability company incorporated in the Cayman Islands (“WLJM Cayman” and together with its subsidiaries, the “WLJM Subsidiaries Group”). The acquisition was effected by way of a Share Exchange Agreement (the “Exchange Agreement”), with WLJM Cayman and shareholders who together own shares constituting 100% of the issued and outstanding shares of WLJM Cayman (the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers transferred to the Company all of their shares of WLJM Cayman in exchange for the issuance of 600,000,000 shares (the “Shares”) of the Company’s common stock (the “Acquisition”). The Acquisition has been accounted for as a recapitalization of the Company, whereby WLJM Cayman is the accounting acquirer.

Business Overview

The Company is a US holding company incorporated in Nevada on February 25, 2004, and operating through the Company’s wholly owned subsidiary WLJM Cayman, a company incorporated under the laws of the Cayman Islands on June 30, 2020. The Company’s entire business, including operations, employees, sales and marketing and research and development, are all conducted through its subsidiaries located within the People’s Republic of China (“PRC”).

The following is the organization structure of the Company along with ownership detail of all companies:

WLJM Cayman was incorporated in the Cayman Islands on June 30, 2020. It is 100% owned by Fountain Healthy Aging, Inc. Refer to Item 1.01 “Entry into a Material Definitive Agreement” of this Current Report on Form 8-K for a full description of the acquisition of WLJM Cayman by Fountain Healthy Aging, Inc.

Wei Lian Jin Meng (Hong Kong) Company Limited (“WLJM HK”), was established in the Hong Kong Special Administrative Region (“HKSAR”) of the PRC on August 5, 2020. It is 100% owned by WLJM Cayman.

Jin You Wei Meng (Shenzhen) Consulting Company Limited (“JYWM WFOE”) was established as a wholly foreign-owned enterprise on November 24, 2020, under the laws of the PRC. It is 100% owned by WLJM HK.

Shenzhen Wei Lian Jin Meng Electronic Commerce Limited (“Shenzhen Wei Lian”) was incorporated on October 17, 2017, under the laws of the PRC. It is 100% owned by JYWM WFOE.

Dongguan Dishi Coffee Limited (“Dongguan Dishi”) was incorporated on October 25, 2018, under the laws of the PRC. It is 100% owned by Shenzhen Wei Lian.

Shenzhen Nainiang Coffee Art Museum Limited (“Shenzhen Nainiang”) was incorporated on June 20, 2019, under the laws of the PRC. It is 100% owned by Shenzhen Wei Lian.

The Company, through our subsidiaries, develops, produces, markets and sells “coffee tea” products, which represent drinks made from a mixture of coffee and tea, as well as black coffee products and other coffee products. We sell our products wholesale to retail partners and corporate customers, and we also sell directly to consumers in the PRC via our e-commerce channels. We adopted the “online to offline”, or O2O sales mode (i.e. selling products online and delivering products through offline channels), committing to building the first brand of “coffee tea” culture in the PRC.

Suppliers and Vendors

We have a limited number of suppliers for our raw materials and logistics service. In 2019 and 2020, we purchased our coffee beans mainly from one supplier and our tea leaves mainly from one supplier. We also cooperate with three different delivery service providers from warehouses to our customers.  We maintain good relationships with our suppliers, and as of the date of this filing, we have not experienced any material disputes or supply shortages.

Competitive Business Conditions and Strategy; Our Position in the Industry

Chinese consumers are already familiar with tea, a traditional Chinese drink. Our “coffee tea” products are aimed at attracting Chinese consumers who are also interested in coffee. Our black coffee products and other coffee products are also targeting coffee consumers in China.

Our commitment to quality is uncompromising. We source premium Arabica coffee beans from coffee plantations covering 500,000 mu (approximately 82,368 acres or 129 square miles) in Yunnan Province that are located between 15 degrees north latitude and the Tropic of Cancer—an ideal area for coffee growth. Most of this production area is between 1,000 and 2,000 meters above sea level. The terrain is mainly mountainous and sloping land with large fluctuations, fertile soil, ample sunshine, abundant rainfall, and the day and night temperature difference is large. All of these unique natural conditions make our Arabian coffee beans taste strong but not bitter, fragrant but not strong, and slightly fruity. We believe that such coffee beans are favored by mainstream Chinese coffee consumers.

We maintain good relationships with our suppliers, and as of the date of this filing, we have not experienced any material disputes or supply shortages.

We have our own dedicated production base, a coffee factory that was established in October 2018, to process the coffee beans harvested at the plantation in Yunnan Province. Processing the coffee beans includes roasting, grinding, mixing and packaging the beans into our finished products. We employ a natural production process without any additives. With our own production facilities, we can maintain control of the quality of our products and adjust the formula of our products to meet the rapidly changing tastes of our customers. We have designed stringent quality control standards and enforced comprehensive quality control measures covering supplier selection, quality inspection and testing.

We have a professional and experienced senior management team with a proven track record in this industry. By combining our management’s capability in implementing growth strategies and our in-depth knowledge in the beverage industry, our management team is confident that our company is poised to capture potential market opportunities in coffee tea segments and in coffee segments.

We have an independent and experienced research and development (R&D) team dedicated to developing new product offerings. They explore the tastes of the customers, track the market trends, and can help us launch more diversified products in the future. We encourage the reader to refer to the section titled “Intellectual Property” below for a more detailed description of our trademarks and copyrights.

Technology is at the core of our business. With our centralized technology system, we are able to simplify and standardize our operations and quickly process and fulfil customer orders. We leverage big data analytics to analyze our customer behavior and sales data, which enables us to continuously enhance our products and services, implement dynamic pricing and improve customer acquisition. We have obtained a notice of information security level protection evaluation result of level three in Shenzhen, China.

Patents, Trademarks, Licenses, Agreements or Contracts

We develop and protect our intellectual property portfolio by registering our trademarks, copyrights, and domain names. As of the date of this filing, we own eight registered trademarks with the Trademark Office of the PRC State Administration for Industry & Commerce, ten copyrights with the PRC State Copyright Bureau, and one domain name with the Ministry of Industry and Information Technology.

We do not rely on patents for our commercial advantages. Rather, we safeguard the competitive advantage of our recipes by maintaining rigorous trade secrets and focusing on quality flavor and customer experience.

Our registered trademarks include those registered by our subsidiary, Shenzhen Wei Lian, and listed in the table immediately below:

	Trademark	English Translation	Date of Registration	Valid until	Description of Use
1		Nainiang	February 7, 2020	February 6, 2030	Shown on shops and coffee tea products as a logo
2	红色微联	Red Weilian	April 14, 2020	April 13, 2030	A logo of the company
3	红企金盟	Red Jin Meng	April 14, 2020	April 13, 2030	A logo of the company
4		Nainiang	February 21, 2020	February 20, 2030	Shown on shops and coffee tea products as a logo
5		Xi Xiang Ling	December 21, 2019	December 20, 2029	Shown on products in the future as a logo
6	沐西施浴貂蝉	Mu Xishi Yu Diaochan	March 21, 2020	March 20, 2030	Shown on products in the future
7	昂起石	Angqi Stone	January 28, 2019	January 27, 2029	For black coffee products
8	滴石	Dishi	January 28, 2019	January 27, 2029	For coffee tea products

Research and Development

We have an independent and experienced research and development (R&D) team dedicated to developing new product offerings. They explore the tastes of the customers, track the market trends, and can help us launch more diversified products in the future. We encourage the reader to refer to the section titled “Intellectual Property” below for a more detailed description of our trademarks and copyrights.

Employees

We have 30 full-time employees, including ten serving on and assisting the management, one in customer service department, one in our general administrative office, one in our planning office, one in our CEO’s office, ten in our finance department, two in our research and development department, three in our manufacturing department and one in our foreign trade department. We are compliant with local prevailing wage, contractor licensing and insurance regulations and have good relations with our employees.

We enter into standard employment contracts with our full-time employees. In addition to salaries and benefits, we provide performance-based bonuses or commission-based compensation to certain employees. As required by PRC law, we participate in various employee social security plans that are organized by municipal and provincial governments for our employees.

We maintain a good working relationship with our employees, and as of the date of this filing, we have not experienced any material labor disputes in the past. None of our employees are represented by labor unions.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports and other electronic information regarding Fountain Healthy Aging, Inc. and filed with the SEC at http://www.sec.gov.

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (the “JOBS Act”) as we do not have more than $1,070,000,000 in annual gross revenue and did not have such amount as of December 31, 2020, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,070,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and Section 14A(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act and Section 14A(a) and (b) of the Exchange Act.

Smaller Reporting Company Status

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as, among other possible qualifications, a company with a public equity float of less than $250 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal business and corporate address is Room 601, Bldg. E, No. 1, Huabao Fubao China Street, Futian District, Shenzhen City, Guangdong Province, People’s Republic of China 518000. The telephone number at our corporate address is +86 185 6676 1769.

The following table summarizes the location of real property we own or lease.

Address	Leased/Owned
E Area, 6th Floor, Huabao Yihao Building, Futian Free Trade Zone, Shenzhen, China	Leased

1st Floor, C Building, Qianhong Entrepreneurial Science Park, No.1 Yucheng Road, Sha Qu, Shatou Community, Chang’an Town, Dongguan, Guangdong Province, China	Leased

8th Floor, B Building, No.57 Room, Shanan Road, Xinsha Industrial Park, Shatou South Area, Chang’an Town, Dongguan, Guangdong Province, China	Leased

We do not currently have any investments or other interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTC Pink Sheets operated by the OTC Markets Group, Inc. under the symbol “FHAI.” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

Over the counter securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over the counter issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2020	$9.80	$4.00
June 30, 2020	$4.00	$2.73
September 30, 2020	$3.20	$2.20
December 31, 2020	$3.50	$0.51

Quarter Ended	High	Low
March 31, 2019	$22.52	$1.50
June 30, 2019	$57.06	$10.81
September 30, 2019	$54.65	$20.12
December 31, 2019	$55.55	$9.00

On April 14, 2021, the closing price of our Common Stock as reported by the OTC Markets was $3.00 per share.

As of April 15, 2021, there were approximately 16 stockholders of record and an aggregate of 600,034,500 shares of our Common Stock were issued and outstanding.

Dividend Policy

The Company does not anticipate paying dividends on our Common Stock at any time in the foreseeable future. Our Board of Directors currently plans to retain any earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on a number of factors including future earnings, capital requirements, financial conditions, and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 1, 2021, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Wei Lian Jin Meng Group Limited, a limited liability company incorporated in the Cayman Islands (“WLJM Cayman” and together with its subsidiaries, the “WLJM Subsidiaries Group”), and shareholders who together own shares constituting 100% of the issued and outstanding shares of WLJM Cayman (the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers transferred to the Company all of their shares of WLJM Cayman in exchange for the issuance of 600,000,000 shares (the “Shares”) of the Company’s common stock (the “Acquisition”). The Acquisition has been accounted for as a recapitalization of the Company, whereby WLJM Cayman is the accounting acquirer. The Shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. The Shares may not be offered or sold absent registration or an applicable exemption from the registration requirement.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal years ended December 31, 2020, and 2019.

Description of Securities and Certain Rights of Holders of Common Stock

We have 750,000,000 authorized shares of common stock, $0.00001 par value per share, of which 600,034,500 shares of common stock are issued and outstanding. Each holder of shares of common stock is entitled to one vote per share at stockholders’ meetings. Our Articles of Incorporation do not provide for cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive, pro rata, such dividends as may be declared by the Board of Directors out of funds legally available therefor, and are also entitled to share, pro rata, in any other distributions to the stockholders. Upon any liquidation, dissolution or winding-up, holders of shares of common stock are entitled to share rateably in all assets remaining after payment of liabilities. Holders of shares of common stock do not have any preemptive rights or other rights to subscribe for additional shares. The outstanding shares of common stock are paid for, fully paid and non-assessable.

We have 100,000,000 authorized shares of preferred stock, $0.00001 par value per share, of which 100,000,000 shares are designated Series A Preferred Stock, of which 100,000,000 shares are issued and outstanding and held by our CEO, Ms. Zhu Hong. The company designated the Series A Preferred Stock in a Certificate of Designation filed with the Nevada Secretary of State on September 16, 2019. Each holder of shares of Series A Preferred Stock is entitled to 100 votes per share at stockholders’ meetings. The Series A Preferred Stock is not convertible into shares of common stock and are not redeemable. The Series A Preferred Stock is entitled to receive dividends on a pari passu basis with the common stock and enjoys a liquidation preference senior to the common stock. The outstanding shares of Series A Preferred Stock are paid for, fully paid and non-assessable.

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For an overview of the business of the Company, please refer within this Annual Report on Form 10-K to Part I, Item 1 (“Business”).

Critical Accounting Policies and Use of Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and to apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements. Actual results could differ from those estimates made by management.

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue from the sale of “coffee tea” products, net of value-added taxes, upon delivery at such time title passes to the customer. Customers are required to pay in advance before making sales orders and the advance is initially recorded as advance from customers. During the year ended December 31, 2020 and 2019, product revenue was amounting to $1,194,427 and $2,107,465, respectively.

In addition, we provide pre-opening assistance to retail partners to operate coffee stores, revenue is recognized upon the completion of services. During the year ended December 31, 2020 and 2019, service revenue was amounting to $66,022 and $nil, respectively.

Our revenue recognition policy is in compliance with ASU No. 2014-09, Revenue from Contracts with Customers that revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods. We apply the following five-step model in order to determine this amount:

(i)	identification of the services in the contract;

(ii)	determination of whether the services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery or service being rendered.

For all reporting periods, we have not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Concentrations of Credit Risk

Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2020 and 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. We did not have any customers constituting 10% or more of the net revenues in the fiscal years 2020 and 2019.

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For smaller public business entities, the amendments in this Update are effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). We are in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

We review new accounting standards as issued. We have not identified any other new standards that we believe will have a significant impact on our financial statements.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of Fountain Healthy Aging, Inc. attached hereto for the year ended December 31, 2020 and 2019.

Revenue

We generated $1,194,427 in revenue for the year ended December 31, 2020 compared to $2,107,465 for the year ended December 31, 2019. During the year ended December 31, 2020 and 2019, product revenue was amounting to $1,128,405 and $2,107,465, respectively. In addition, we provide pre-opening assistance to retail partners to operate coffee stores, revenue is recognized upon the completion of services. During the year ended December 31, 2020 and 2019, service revenue was amounting to $66,022 and $nil, respectively.

The COVID-19 pandemic has developed rapidly in 2020. The resulting impact of the virus on the operations and measures taken by the Chinese government to contain the virus have negatively affected our results in 2020, which lead to a decline in revenues of $913,038 or 43.3% compared with the fiscal year 2019.

Cost of Revenue

Cost of revenue was $176,393 for the year ended December 31, 2020 compared to $275,916 for the year ended December 31, 2019. The decrease of cost of revenue by $99,523 or 36.1% was a result of the negative impact from the COVID-19 pandemic. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research and development costs, etc. The decrease in cost of raw materials is relatively in line with the decrease of revenue, whereas the decrease in cost of manufactured goods to customers is lower than the decrease of revenue because of the fixed costs in nature.

Gross profit

Gross profit for the year ended December 31, 2020 was $1,018,034 compared with $1,831,549 for the year ended December 31, 2019. Gross profit margin was 79.3% for the year ended December 31, 2020 compared to 86.9% for the year ended December 31, 2019. The decrease in gross profit was primarily attributable to the fact that our revenue dropped by 43.3% whereas the decrease in cost were steadily incurred and lower than the decrease of revenue because of fixed costs.

Operating Expenses

By far the most significant component of our operating expenses for both the year ended December 31, 2020 and 2019 was general and administrative expenses of $1,519,552 and $1,963,728, respectively. The following table sets forth the main components of our general and administrative expenses for the years ended December 31, 2020 and 2019.

	For the year ended December 31,
	2020		2019
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$626,885	41.3%	$758,237	38.6%
Salary and welfare	355,914	23.4%	500,380	25.5%
Rental expenses	270,657	17.8%	208,949	10.6%
Research and development costs	98,892	6.5%	99,687	5.1%
Exhibition costs	30,561	2.0%	65,045	3.3%
Office expenses	27,640	1.8%	52,000	2.6%
Travel and accommodations	40,781	2.7%	38,833	2.0%
Entertainment	25,480	1.7%	38,786	2.0%
Others	42,742	2.8%	201,811	10.3%
Total general and administrative expenses	$1,519,552	100%	$1,963,728	100%

Decrease in general and administrative expenses by $444,176 or 22.6% from $1,963,728 for the year ended December 31, 2019 to $1,519,552 for the year ended December 31, 2020 was mainly due to the decrease of manpower and number of exhibitions held.

Net Loss

We incurred a net loss of $627,870 for the year ended December 31, 2020 compared to a net loss of $351,546 for the year ended December 31, 2019, an increase of $276,324 or 78.6%. The increase was primarily attributable to the fact that our gross profit has dropped significantly. In addition, we incurred less administrative expenses during the COVID-19 pandemic.

Liquidity and Capital Resources

Working capital:	2020	2019
Total current assets	$505,082	$358,274
Total current liabilities	(1,947,717)	(1,132,308)
Working capital deficiency	$(1,442,635)	$(774,034)

As of December 31, 2020, we had cash and cash equivalents of $61,517. To date, we have financed our operations primarily through advance from related parties. The following table provides detailed information about our net cash flows for the year ended December 31, 2020 and 2019:

Cash flows:	2020	2019
Net cash provided by operating activities	$37,755	$211,725
Net cash used in investing activities	(2,800)	(190,895)
Effect of exchange rate changes on cash and cash equivalents	3,516	(203)
Net increase (decrease) in cash and cash equivalents	38,471	20,627
Cash and cash equivalents at the beginning of year	23,046	2,419
Cash and cash equivalents at the end of year	$61,517	$23,046

Operating Activities

Net cash provided by operating activities was $37,755 for the year ended December 31, 2020, as compared to net cash provided by operating activities of $211,725 for the year ended December 31, 2019. The decrease in net cash provided by operating activities was mainly attributable to the increase in prepayment by $135,599 and the increase in amounts due to related parties by $815,535 from $864,845 during fiscal year of 2020 as compared to $49,310 during fiscal year of 2019, in which the advance obtained was mainly used for our operations. These increases were offset by the decrease in advance from customers by $898,355.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $2,800, as compared to $190,895 for the year ended December 31, 2019. The decrease in net cash used in investing activities was mainly attributable to less acquisition of leasehold improvements, equipment and intangible assets during the fiscal year of 2020.

Capital Expenditures

Capital expenditures for the year ended December 31, 2020 and 2019 were $2,800 and $190,895, respectively. The decrease in capital expenditures was due to less acquisition of leasehold improvements, equipment and intangible assets. We will evaluate and assess the COVID-19 pandemic impact to our business to determine the plan for increasing our capital expenditures in the 2021 fiscal year.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2020:

	Total	Less than 1 year	1-5 years	More than 5 years
Operating lease	$428,453	$332,867	$95,586	$-
Consultancy service	120,000	120,000	-	-
	548,453	452,867	95,586	-

For the years ended December 31, 2020 and 2019, we entered into various operating lease agreement commencing in the fiscal year 2020 and 2019, and expiring on variance dates through September 2023. The average monthly lease expense is approximately $25,856. The outstanding lease commitment as of December 31, 2020 was $428,453.

During 2019, we entered into a non-cancelable consultancy service agreement with a third-party for the provision of services related to the US listing with the contract amount of $1,200,000. The outstanding commitment as of December 31, 2020 was $120,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-20, immediately following the signature page of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Appointment of new independent registered public accounting firm

On March 21, 2021, the Board approved the engagement of Audit Alliance LLP (“Audit Alliance”) of the Republic of Singapore as our new independent registered public accounting firm to audit and review the Company’s financial statements. During our two most recent fiscal years, the subsequent interim periods thereto, and through March 21, 2021, the engagement date of Audit Alliance, neither the Company, nor someone on its behalf, has consulted Audit Alliance LLP regarding either:

(i)	the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently (in 2019) did the Company appoint new management to make filings with the SEC on behalf of the Company. Additionally, our Chief Executive Officer, Chief Financial Officer and the Company’s employees do not have deep experience operating companies which are required to make periodic disclosures with the SEC, which we believe negatively impacts our ability to provide timely disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management of subsidiary companies who do not possess a mature understanding of U.S. GAAP or U.S. securities laws; and (5) management dominated by a small group of individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2020.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

See Part II, Item 9 (“Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”) for material details related to our engagement with Audit Alliance LLP. The Company omitted to timely report the engagement of Audit Alliance LLP in a Current Report on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ms. Zhu Hong	President, CEO, Treasurer, CFO, Secretary, sole Director	27	October 4, 2019

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ms. Zhu Hong, age 27, has been the Chief Executive Officer and a Director of the Company since October 4, 2019. Ms. Zhu also served as our President, Treasurer, Chief Financial Officer and Secretary since October 4, 2019. Ms. Zhu graduated from Huangshan Ruiyuan foreign language school in 2012. From 2012 till 2014, Ms. Zhu participated in international trading of leather goods in family business. She was responsible for product selection, price negotiation and sales. From 2015 to 2016, she was an assistant for Jilin Yunshang Health Food Co., Ltd in order to assist the president in his work, including advice, implementation, coordination and assistance with management duties. In early 2017, she quit her job and started marketing research for six months, and then entered the coffee industry and established Shenzhen Weilian Jinmeng E-Commerce Technology Co., Ltd. in October of that year. With sufficient experience in planning and management work, Ms. Zhu has been appointed as a Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and the sole Director of the Company in October 2019.

Employment Agreements

At this time, we do not have any written employment agreement or other formal compensation agreements with Ms. Zhu, who is our sole officer and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Family Relationships

There are no family relationships between any of the executive officers and directors.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

As of the date of filing, the Company has not adopted a corporate code of ethics. The Company has never adopted a corporate code of ethics, and the new management of the Company has not yet made plans to formulate such a code.

Board and Committee Meetings

Our Board of Directors currently consists of one member, Ms. Zhu Hong. The Board of Directors held no formal meetings during the year ended December 31, 2020 and has since the election of Ms. Zhu on October 4, 2019, operated and made decisions solely by unanimous written consent. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to Nevada Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report on Form 10-K.

Audit Committee

Currently the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our Principal Executive Officer;

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended December 31, 2020, and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended December 31, 2020.

who we will collectively refer to as the named Executive Officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2020 SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ms. Zhu Hong (1),	2019	38,227	0	0	0	0	0	0	38,227
CEO, CFO	2020	33,297	0	0	0	0	0	0	33,297

David Lazar (2),	2019	0	0	0	0	0	0	0	0
CEO, CFO	2020	0	0	0	0	0	0	0	0

(1)	Ms. Zhu Hong has served as our Chief Executive Officer from October 4, 2019 through the present. Ms. Zhu has also served as our Chief Financial Officer from October 4, 2019 through the present.

(2)	David Lazar served as our Chief Executive Officer and Chief Financial Officer from April 11, 2019 to October 4, 2019.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. Our Directors and Executive Officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that share options may be granted at the discretion of our Board of Directors.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2020.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2020.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2020, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our Directors for their services in their capacity as Directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 15, 2021, certain information regarding beneficial ownership of our common stock as of the Closing Date (after giving effect to the Acquisition) by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of the Closing Date, we had 600,034,500 shares of common stock issued and outstanding and 100,000,000 shares of Series A Preferred Stock issued and outstanding.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on April 15, 2021. As of April 15, 2021, there were 600,034,500 shares of our company’s Common Stock issued and outstanding.

Name and Address of Beneficial Owner, Officers and Directors	Amount and Nature of Beneficial Ownership	Percent of Class(1)
ZHU Hong, Chief Executive Officer, Chief Financial Officer, Secretary and Director(2)	120,000,000	20%

Total Held by Officers and Directors as a Group (1 person):	120,000,000	20%

Five Percent Shareholders
Sunshine Technology Limited(3)	240,000,000	40%
Sunshine Power Limited(4)	234,000,000	39%
Sunshine Beauty Limited(5)	120,000,000	20%

(1)	Based on 600,034,500 shares of common stock outstanding on April 15, 2021. Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after the Closing Date. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them.

(2)	Our CEO, Ms. Zhu Hong, beneficially owns 120,000,000 shares of common stock through Sunshine Beauty Limited. She also owns all 100,000,000 shares of Series A Preferred Stock, which enjoy 100 votes per share, but which are not convertible into Common Stock.

(3)	Sunshine Technology Limited is a British Virgin Islands company wholly owned by Ye Aiyun.

(4)	Sunshine Power Limited is a British Virgin Islands company wholly owned by Zhu Jianyong. Zhu Jianyong is the father of our CEO, Ms. Zhu Hong.

(5)	Sunshine Beauty Limited is a British Virgin Islands company wholly owned by our CEO, Ms. Zhu Hong.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Audit Fees	$87,000	$-
Audit Related Fees	$-	$-
Tax Fees	$-	$-
Total	$87,000	$-

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-20, immediately following the signature page of this Annual Report on Form 10-K.

The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Share Exchange Agreement by and among the Company, Wei Lian Jin Meng Group Limited and the Sellers dated February 1, 2021.	8-K	2.1	2/3/2021

3.1	Amended and Restated Articles of Incorporation of Fountain Healthy Aging, Inc., dated September 10, 2019.	8-K	3.1	2/3/2021

3.2	Certificate of Designation of the Series A Preferred Stock of Fountain Healthy Aging, Inc., dated September 16, 2019.	8-K	3.2	2/3/2021

3.3	Bylaws of Fountain Healthy Aging, Inc.	SB-2	3.2	4/1/2005

21.1*	Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FOUNTAIN HEALTHY AGING, INC.
(Registrant)

Dated: April 15, 2021	By:	/s/ Zhu Hong
Zhu Hong
President, CEO
(Principal Executive Officer)

Dated: April 15, 2021	By:	/s/ Zhu Hong
Zhu Hong
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2021	By:	/s/ Zhu Hong
Zhu Hong
President, Chief Executive Officer and Director

Dated: April 15, 2021	By:	/s/ Zhu Hong
Zhu Hong
Treasurer, Chief Financial Officer and Director

FOUNTAIN HEALTHY AGING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

FOUNTAIN HEALTHY AGING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fountain Healthy Aging, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fountain Healthy Aging, Inc. together with its subsidiaries (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 12 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2021.

Singapore

April 15, 2021

FOUNTAIN HEALTHY AGING, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2020 AND 2019 (Audited)

	2020	2019
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	61,517	23,046
Other receivables	101,432	78,385
Inventory	66,037	69,518
Prepayment	133,646	129,879
Amount due from related parties	142,450	57,446
Total current assets	505,082	358,274

Non-current assets:
Leasehold improvements and equipment, net	87,333	104,432
Intangible assets	-	76,546
Operating lease right-of-use assets	383,203	613,831
Total non-current assets	470,536	794,809
Total assets	975,618	1,153,083

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	134,842	131,247
Income tax payables	31,774	5,808
Other payables and accruals	336,604	197,357
Advance from customers	27,648	458,165
Amount due to related parties	1,097,152	95,772
Current operating lease liabilities	319,697	243,959
Total current liabilities	1,947,717	1,132,308

Non-current liabilities:
Non-current operating lease liabilities	63,506	369,872
Total non-current liabilities	63,506	369,872
Total liabilities	2,011,223	1,502,180

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Share capital (750,000,000 shares of Common Stock, par value $0.00001 per share, authorized, of which 600,034,500 shares are issued and outstanding; and 100,000,000 shares of Series A Preferred Stock, par value $0.00001 per share, of which all 100,000,000 shares are issued and outstanding)
Series A preferred Stock	1,000	1,000
Common Stock	6,000	6,000
Additional paid in capital	(15,146)	(15,146)
Foreign currency translation reserves	(54,091)	4,547
Accumulated deficit	(973,368)	(345,498)
Total deficit	(1,035,605)	(349,097)
Total liabilities and equity	975,618	1,153,083

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019 (Audited)

	2020	2019
	US$	US$

Revenue	1,194,427	2,107,465
Cost of revenue	(176,393)	(275,916)
Gross profit	1,018,034	1,831,549

Selling and marketing expenses	(108,364)	(200,042)
General and administrative expense	(1,519,552)	(1,963,728)
Total operating expenses	(1,627,916)	(2,163,770)
Operating loss	(609,882)	(332,221)

Other income (expenses), net	1,705	(13,459)
Loss before income taxes	(608,177)	(345,680)

Income taxes	(19,693)	(5,866)
Net loss for the year	(627,870)	(351,546)

Foreign currency translation differences	(58,638)	2,954
Total comprehensive loss for the year	(686,508)	(348,592)

(Loss) Earnings per share:
- Basic	(0.001)	(0.001)
- Diluted	(0.001)	(0.001)

Weighted average number of shares used in computation:
- Basic	600,034,500	600,034,500
- Diluted	700,034,500	700,034,500

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019 (Audited)

	Share Capital			Foreign	Accumulated Deficit
	Series A preferred Stock	Common Stock	Additional paid in Capital	Currency Translation Reserve	Unrestricted	Statutory Reserve	Total Equity (Deficit)
	US$	US$	US$	US$	US$	US$	US$

Balance at January 1, 2019	-	6,000	(15,146)	1,593	(40,417)	-	(47,970)
Preferred stock issued to related party	1,000	-	-	-	-	-	1,000
Loss for the year	-	-	-	-	(311,975)	6,894	(305,081)
Other comprehensive income	-	-	-	2,954	-	-	2,954
Balance at December 31, 2019	1,000	6,000	(15,146)	4,547	(352,392)	6,894	(349,097)

Balance at January 1, 2020	1,000	6,000	(15,146)	4,547	(352,392)	6,894	(349,097)
Loss for the year	-		-	-	(627,870)	-	(627,870)
Other comprehensive income	-		-	(58,638)	-	-	(58,638)
Balance at December 31, 2020	1,000	6,000	(15,146)	(54,091)	(980,262)	6,894	(1,035,605)

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019 (Audited)

	2020	2019
	US$	US$
Cash flows from operating activities:
Net loss	(627,870)	(351,546)

Adjustments for:
Depreciation and amortization	25,559	28,002
Impairment of intangible assets	77,264	-
Changes in:
Other receivables	(16,876)	(63,970)
Inventory	7,672	(70,109)
Prepayment	4,616	(130,983)
Accounts payable	(4,864)	132,362
Income tax payables	24,208	5,857
Other payables and accruals	119,498	150,744
Advance from customers	(436,297)	462,058
Amount due to related parties	864,845	49,310
Net cash provided by operating activities	37,755	211,725

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(2,800)	(110,911)
Additions to intangible assets	-	(79,984)
Net cash used in investing activities	(2,800)	(190,895)

Effect of exchange rate changes on cash and cash equivalents	3,516	(203)

Net increase in cash and cash equivalents	38,471	20,627
Cash and cash equivalents at the beginning of year	23,046	2,419
Cash and cash equivalents at the end of the year	61,517	23,046

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	383,203	302,396

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019 (Audited)

1.	DESCRIPTION OF BUSINESS

Fountain Healthy Aging, Inc. (the “Company” or “FHAI”) was incorporated under the laws of the State of Nevada on February 25, 2004 with the original company name of Celtic Cross Ltd., initially for the purpose of acquiring timeshare entities and additional like entities. For unknown reasons, FHAI was later abandoned and ceased filings with the Nevada Secretary of State for more than ten years following December 2, 2008. Thereafter, on April 2019, the district court in Nevada appointed Custodian Ventures, LLC (“Custodian”) as the custodian of FHAI upon an application for appointment of custodian filed by the Custodian. The Custodian brought FHAI into active status with the State of Nevada, appointed directors and officers of FHAI, and took control of FHAI. Until February 2, 2021, FHAI has not engaged in any business, and has been a shell company.

On February 1, 2021, FHAI entered into a Share Exchange Agreement (the “Exchange Agreement”), with Wei Lian Jin Meng Group Limited, a limited liability company incorporated in the Cayman Islands (“WLJM Cayman” and together with its subsidiaries, the “WLJM Subsidiaries Group”), and shareholders who together own shares constituting 100% of the issued and outstanding shares of WLJM Cayman (the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers transferred to FHAI all of their shares of WLJM Cayman in exchange for the issuance of 600,000,000 shares (the “Shares”) of FHAI’s common stock (the “Acquisition”). The Acquisition has been accounted for as a recapitalization of FHAI, whereby WLJM Cayman is the accounting acquirer. As a result of the Acquisition, FHAI is now a holding company, is engaged in providing products and services in the food and beverage industry, including producing and selling “coffee tea” products, which represent drinks made from a mixture of coffee and tea, black coffee products and other coffee products.

Immediately after completion of the Acquisition on February 2, 2020 (the “Closing Date”), FHAI’s capital stock consisted of: (i) 750,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”), authorized, of which 600,034,500 shares are issued and outstanding; and (ii) 100,000,000 shares of preferred stock, par value $0.00001 per share, of which all 100,000,000 shares are designated Series A Preferred Stock (“Series A Preferred Stock”), of which all 100,000,000 shares are issued and outstanding.

As a result of the Acquisition, as of the Closing Date the Company has ceased to fall under the definition of shell company as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and WLJM Cayman is now a wholly owned subsidiary. For accounting purposes, the Share Exchange was treated as a reverse acquisition with WLJM Cayman as the acquirer and the Company as the acquired party.

WLJM Cayman was incorporated in the Cayman Islands under the Cayman Islands Companies Law on June 30, 2020. The Company does not conduct any substantive operations on its own but instead conducts its business operations through its subsidiaries in in the Peoples’ Republic of China (the “PRC”).

Wei Lian Jin Meng (Hong Kong) Co., Ltd. (“WLJM HK”) was incorporated in Hong Kong under the Hong Kong Companies’ Ordinance (Chapter 622), on August 5, 2020. WLJM HK is a 100% owned subsidiary of WLJM Cayman.

Jin You Wei Meng (Shenzhen) Consulting Co., Ltd. (“JYWM WFOE”) was incorporated in the Peoples’ Republic of China (the “PRC”) on November 24, 2020. JYWM WFOE is a 100% owned subsidiary of WLJM HK.

Shenzhen Wei Lian Jin Meng Electronic Commerce Limited (“Shenzhen Wei Lian”) was incorporated in the Peoples’ Republic of China (the “PRC”) on October 17, 2017. Shenzhen Wei Lian is a 100% owned subsidiary of JYWM WFOE. Shenzhen Wei Lian wholesales “coffee tea” products to retail partners and corporate customers.

Dongguan Dishi Coffee Limited (“Dongguan Dishi”) was incorporated in the Peoples’ Republic of China (the “PRC”) on October 25, 2018. Dongguan Dishi is a 100% owned subsidiary of Shenzhen Wei Lian. Dongguan Dishi merchandizes “coffee tea” products for Shenzhen Wei Lian.

Shenzhen Nainiang Coffee Art Museum Limited (“Shenzhen Nainiang”) was incorporated in the Peoples’ Republic of China (the “PRC”) on June 20, 2019. Shenzhen Nainiang is a 100% owned subsidiary of Shenzhen Wei Lian. Shenzhen Nainiang starts generating revenues in the fiscal year 2020. Currently, Shenzhen Nainiang sells “coffee tea” products to individual consumers and provides pre-opening assistance to retail partners to operate coffee stores. Shenzhen Nainiang plans to operate their self-owned retailed stores to sell “coffee tea” products and to serve cups of freshly brewed “coffee tea”. The Company is evaluating the number of stores to be opened subsequent to December 31, 2020, given the Covid-19 situation.

The reorganization of WLJM Cayman and its subsidiaries was completed on December 24, 2020.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying financial statements include the balances and results of operations of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

The accompanying financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net loss of $627,870 and $351,546 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had net current liability of $1,442,635 and a deficit on equity of $1,035,605.

The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the shareholders of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholders of the Company indicated the intent and ability to provide additional equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on the Company’s ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b)	Basis of Consolidation

Pursuant to the reorganization, WLJM Cayman became the holding company of WLJM Subsidiaries Group, which were under the common control of the controlling shareholder before and after the reorganization. And as a result of the acquisition with FHAI, accordingly, FHAI and its subsidiaries’ (collectively referred to as the “Company”) financial statements have been prepared on a consolidated basis by applying the predecessor value method as if the reorganization had been completed at the beginning of the earliest reporting period.

The consolidated statements of profit or loss and other comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows of the Company for the relevant periods include the results and cash flows of all companies now comprising the Company from the earliest date presented or since the date when the subsidiaries and/or businesses first came under the common control of the controlling shareholders, wherever the period is shorter.

The consolidated balance sheets of the Company as of December 31, 2020 and 2019 have been prepared to present the assets and liabilities of the subsidiaries using the existing book values from the controlling shareholders’ perspective. No adjustments are made to reflect fair values, or to recognize any new assets or liabilities as a result of the reorganization.

All intra-group and inter-company transactions and balances have been eliminated on consolidation.

(c)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date, and revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the valuation allowance for deferred tax assets, economic lives and impairment of leasehold improvements and equipment, allowance for doubtful accounts, etc. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at December 31, 2020 and 2019.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

(e)	Leasehold Improvement and Equipment

An item of leasehold improvement and equipment is stated at cost less any accumulated depreciation and any accumulated allowance for decrease in value (if any).

The cost of an item of leasehold improvement and equipment comprises its purchase price, import duties and non-refundable purchase taxes (after deducting trade discounts and rebates) and any costs directly attributable to bringing the asset to the location and condition necessary for it to be capable of operating in the manner intended by management. These can include the initial estimate of costs of dismantling and removing the item, and restoring the site on which it is located, the obligation for which an entity incurs either when the item is acquired or as a consequence of having used the item during a particular period.

The cost of replacing part of leasehold improvement and equipment is included in the carrying amount of the asset when it is probable that future economic benefits will flow to the Company and the carrying amount of those replaced parts is derecognized. Repairs and maintenance are charged to the statement of profit or loss during the financial period in which they are incurred.

Depreciation is calculated on the straight-line basis to write off the cost of each asset to its residual value over the estimated useful life as follows:

Leasehold improvement	Shorter of the lease term or estimated useful life
Equipment	5 years
Machinery	10 years
Computer equipment and software	3 years
Motor vehicle	4 years

The assets’ residual value, useful lives, and depreciation method are regularly reviewed.

(f)	Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as an evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of leasehold improvement and equipment in the statement of profit or loss where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company recorded an impairment loss on intangible assets of $77,264 and $nil during the years ended December 31, 2020 and 2019, respectively.

(g)	Revenue Recognition

The Company recognizes revenue from the sale of “coffee tea” products, net of value-added taxes, upon delivery at such time when title passes to the customer. Customers are required to pay in advance before making sales orders and the advance is initially recorded as advance from customers. During the year ended December 31, 2020 and 2019, product revenue amounted to $1,218,256 and $2,107,465, respectively.

In addition, the Company provides pre-opening assistance to retail partners to operate coffee stores, revenue is recognized upon the completion of services. During the year ended December 31, 2020 and 2019, service revenue amounted to $66,022 and $nil, respectively.

The Company’s revenue recognition policy is in compliance with ASU No. 2014-09, Revenue from Contracts with Customers whereby revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the services in the contract;

(ii)	determination of whether the services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery or service being rendered.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

(h)	Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the years ended December 31, 2020 and 2019 was $98,892 and $99,687, respectively.

(i)	Operating leases

The Company determines if an arrangement contains a lease at inception. The Company elected the practical expedient, for all asset classes, to account for each lease component of a contract and its associated non-lease components as a single lease component, rather than allocating a standalone value to each component of a lease. For purposes of calculating operating lease obligations under the standard, the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company’s leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. The discount rate used to measure a lease obligation is usually the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

(j)	Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar and the functional currency is the Chinese Renminbi (“RMB”). All assets and liabilities are translated at exchange rates at the balance sheet date and revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

Transactions in currencies other than the functional currencies during the year are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations.

The exchange rates utilized as follows:

	2020	2019
Year-end RMB exchange rate	6.53	6.96
Annual average RMB exchange rate	6.90	6.90

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(k)	Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of the RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. All the Company’s cash and cash equivalents are in RMB.

(l)	COVID-19

The Coronavirus Disease (COVID-19) outbreak and the measures taken to contain the spread of the pandemic have created a high level of uncertainty to global economic prospects and this has impacted the Company’s operations and its financial performance in the last two months of the financial year and subsequent to the financial year end.

As the situation continues to evolve with significant level of uncertainty, the Company is unable to reasonably estimate the full financial impact of the COVID-19 outbreak. The Company is monitoring the situation closely and to mitigate the financial impact, it is conscientiously managing its cost by adopting an operating cost reduction strategy and conserving liquidity by working with major creditors to align repayment obligations with receivable collections.

(m)	Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when valuing the asset or liability. Authoritative literature provides a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(n)	Fair Value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables, other receivables, accounts payable, other payables and advance from customers. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments.

(o)	Inventories

Inventories primarily consist of packing materials and finished goods, which are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods for the years ended December 31, 2020 and 2019.

(p)	Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. Series A Preferred Stock was included in the dilutive ordinary shares as of December 31, 2020 and 2019.

(q)	Income Taxes

Income tax expense comprises current and deferred taxation and is recognized in profit or loss except to the extent that it relates to items recognized directly in other comprehensive income or equity, in which case it is recognized directly in other comprehensive income or equity. Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the reporting date, and any adjustment to tax payable with respect to previous periods.

The Company accounts for income taxes using the asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities, net of operating loss carry forwards and credits, by applying enacted tax rates that will be in effect for the period in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in the statements of operations in the period of change.

The Company accounts for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Tax benefits are recognized from uncertain tax positions when the Company believes that it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expenses.

(r)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the statements of comprehensive income.

(s)	Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, other receivables and amounts due from related parties. As of December 31, 2020 and 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any customers constituting 10% or more of the net revenues in the years of 2020 and 2019.

(t)	Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For smaller public business entities, the amendments in this Update are effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3.	OTHER RECEIVABLES

As of December 31, 2020 and 2019, other receivables mainly consist of employees advance to be spent for company purposes and refundable rental deposits. The balances are unsecured, non-interest bearing and repayable on demand.

4.	INVENTORY

	As of December 31,
	2020	2019
Raw materials (1)	$51,521	$36,849
Finished goods	14,516	32,669
	$66,037	$69,518

(1)	Raw materials mainly consist of unprocessed coffee beans and packaging materials

5.	PREPAYMENT

As of December 31, 2020 and 2019, prepayment mainly consists of prepaid administrative expenses that has been utilized subsequently.

6.	LEASEHOLD IMPROVEMENT AND EQUIPMENT, NET

	As of December 31,
	2020	2019
Leasehold improvement	$64,191	$60,186
Equipment	16,653	15,614
Machinery	32,563	30,531
Computer equipment and software	20,355	16,311
Motor vehicle	7,245	6,793
	$141,007	$129,435
Less: accumulated depreciation	(53,673)	(25,003)
	$87,333	$104,432

Depreciation expense for the years ended December 31, 2020 and 2019 was $25,559 and $24,635 respectively.

7.	INTANGIBLE ASSETS

	As of December 31,
	2020	2019
APP Platform	$-	$79,885
Less: accumulated amortization	-	(3,339)
	$-	$76,546

Amortization expense for the years ended December 31, 2020 and 2019 was $nil and $3,368, respectively. The Company recorded an impairment loss on intangible assets of $77,264 to write off the APP Platform during the year ended December 31, 2020.

8.	OTHER PAYABLES AND ACCRUALS

	As of December 31,
	2020	2019
Accrued payroll and welfare payable	$180,878	$72,808
VAT and other taxes payable	92,608	58,435
Others (1)	63,118	66,114
	$336,604	$197,357

(1)	As of December 31, 2020 and 2019, others mainly consist of the outstanding refundable balance upon termination of the cooperative agreement with one customer of $30,634 (RMB200,000) and $33,031 (RMB230,000), respectively. In addition, there were payables for rental expenses of $21,865 (RMB142,748) as of December 31, 2020.

9.	ADVANCE FROM CUSTOMERS

The Company requires retail partners to sign cooperative agreement and to pay in advance for the supply of goods. Such advance is appropriated against future sales orders. These advances are interest free, unsecured and short-term in nature.

10.	INCOME TAXES

FHAI was incorporated in the State of Nevada. FHAI is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as FHAI had no United States taxable income for the years ended December 31, 2020 and 2019.

WLJM Cayman was incorporated in Cayman Islands. Under the current tax laws of Cayman Islands, WLJM Cayman is not subject to tax on their income or capital gains. In addition, upon of dividends by WLJM Cayman to its shareholders, no Cayman Islands withholding tax will be imposed.

WLJM HK was incorporated in Hong Kong and is subject to an income tax rate of 16.5% for taxable income generated from operations in Hong Kong.

JYWM WFOE, Shenzhen Wei Lian, Dongguan Dishi and Shenzhen Nainiang were incorporated in the PRC and they are subject to profits tax rate at 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the losses carried forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company did not record deferred tax assets as of December 31, 2020 and 2019.

Income tax expense (benefits)

	For the years ended December 31,
	2020	2019
Current tax expense	$19,693	$5,866
Deferred tax benefits	-	-
	$19,693	$5,866

A reconciliation of the effective tax rates from 25% statutory tax rates for the years ended December 31, 2020 and 2019 is as follows:

	For the years ended December 31,
	2020	2019
Loss before tax	$(608,177)	$(345,680)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(152,044)	(86,420)
Tax losses not recognized	171,737	80,554
	$19,693	$5,866

11.	LEASES

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases for the office, factory and warehouse in the PRC, under operating leases expiring on various dates through September 2023, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Rent expense for the years ended December 31, 2020 and 2019 were $268,120 and $208,949, respectively. Cash paid for the operating leases was included in the operating cash flows. As of December 31, 2020, the Company has $383,203 of right-of-use assets, $319,697 in current operating lease liabilities and $63,506 in non-current operating lease liabilities. As of December 31, 2019, the Company has $613,831 of right-of-use assets, $243,959 in current operating lease liabilities and $369,872 in non-current operating lease liabilities.

Significant assumptions and judgments made as part of the adoption of this new lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to the Company over terms similar to the lease terms.

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

2020
Within 1 year	$332,867
After 1 year but within 5 years	95,586
Total lease payments	$428,453
Less: imputed interest	(45,250)
Total lease obligations	383,203
Less: current obligations	(319,697)
Long-term lease obligations	$63,506

Other information:

	For the years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$268,120	$208,949
Right-of-use assets obtained in exchange for operating lease liabilities	383,203	302,396
Remaining lease term for operating leases (years)	1.88	2.88
Weighted average discount rate for operating leases	4.75%	4.75%

12.	RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a)	Amount due from related parties

		As of December 31,
	Relationship	2020	2019
Ye Aiyun	Shareholder of the Company	142,450	57,446
Total		$142,450	$57,446

Amount due from related parties represents cash advance to Ye Aiyun, shareholder of the Company. The balance is unsecured, non-interest bearing and repayable on demand.

(b)	Amount due to related parties

		As of December 31,
	Relationship	2020	2019
Zhu Hong	Shareholder of the Company	1,059,853	94,149
Zhu Jian Yong	Shareholder of the Company	1,731	1,623
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	24,800	-
Shenzhen Nainiang Wine Limited	Zhu Hong is the shareholder	10,768	-
Total		$1,097,152	$95,772

The balances represent cash advances to related parties, which were offset with the Company’s assets and expenses paid on behalf by the related parties. The balances with a related party are unsecured, non-interest bearing and repayable on demand.

(c)	Transactions

	For the years ended December 31,
Cash advance from related parties	2020	2019
Zhu Jian Yong	-	1,623
Shenzhen Nainiang Wine Limited	66,683	-
Shenzhen Weilian Jin Meng Culture Spreading Limited	29,282	-
Total	$95,965	$1,623

	For the years ended December 31,
Cash advance to related parties	2020	2019
Zhu Hong	200,876	1,858,057
Ye Aiyun	76,830	-
Shenzhen Weilian Jin Meng Culture Spreading Limited	6,204	-
Shenzhen Nainiang Wine Limited	56,492	57,446
Total	$340,402	$1,915,503

	For the years ended December 31,
Cash repayment from related parties	2020	2019
Zhu Hong	1,093,131	1,505,893
Total	$1,093,131	$1,505,893

	For the years ended December 31,
Assets purchased on behalf by related parties	2020	2019
Zhu Hong	-	45,806
Total	$-	$45,806

	For the years ended December 31,
Expense paid on behalf by related parties	2020	2019
Zhu Hong	15,758	360,737
Total	$15,758	$360,737

	For the years ended December 31,
Advance from customers received on behalf by related parties	2020	2019
Zhu Hong	-	498,775
Total	$-	$498,775

	For the years ended December 31,
Advance from customers refunded on behalf by related parties	2020	2019
Zhu Hong	-	557,861
Total	$-	$557,861

13.	RESERVES

(a)	Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. The Company did not accrue the statutory reserve during the years ended December 31, 2020 and 2019.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

14.	COMMITMENTS AND CONTINGENCIES

Commitment consist of a non-cancelable consultancy service agreement entered into with a third-party for the provision of services related to the US listing with a contract sum of $1,200,000. The outstanding committed contract amount is $120,000. The terms of the agreement are for various milestones stages to be completed within two years through 2021. Future commitments within one year as of December 31, 2020 was $120,000. No future commitments more than one year as of December 31, 2020.

Except the above commitments and the operating lease commitment as disclosed at Note 6, there are no material commitments.

15.	SUBSEQUENT EVENTS

There is no subsequent events have occurred that would require recognition or disclosure in the financial statements.