Form 10-Q
period 2021-03-31
FOUNTAIN HEALTHY AGING, INC.
filed 2021-05-24
CIK 1309251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-123774

Fountain Healthy Aging, Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-1098668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 601, Bldg. E, No. 1, Huabao Fubao China Street, Futian District Shenzhen City, Guangdong Province	518000
(Address of principal executive offices)	(Zip Code)

+86 185 6676 1769

(Registrant’s telephone number, including area code)

N/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 600,034,500 shares as of May 24, 2021.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED)

	March 31, 2021	December 31, 2020
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	48,599	61,517
Accounts receivable	3,509,406	-
Other receivables	104,013	101,432
Inventory	67,629	66,037
Prepayment	140,446	133,646
Amount due from related parties	57,453	142,450
Total current assets	3,927,546	505,082

Non-current assets:
Leasehold improvements and equipment, net	88,434	87,333
Intangible assets	32,964	-
Operating lease right-of-use assets	305,041	383,203
Total non-current assets	426,439	470,536
Total assets	4,353,985	975,618

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	896,561	134,842
Income tax payables	798,120	31,774
Other payables and accruals	505,105	336,604
Advance from customers	8,967	27,648
Amount due to related parties	505,062	1,097,152
Current operating lease liabilities	273,700	319,697
Total current liabilities	2,987,515	1,947,717

Non-current liabilities:
Non-current operating lease liabilities	31,341	63,506
Total non-current liabilities	31,341	63,506
Total liabilities	3,018,856	2,011,223

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Share capital (750,000,000 shares of Common Stock, par value $0.00001 per share, authorized, of which 600,034,500 shares are issued and outstanding; and 100,000,000 shares of Series A Preferred Stock, par value $0.00001 per share, of which all 100,000,000 shares are issued and outstanding)
Series A Preferred Stock	1,000	1,000
Common Stock	6,000	6,000
Additional paid in capital	(15,146)	(15,146)
Foreign currency translation reserves	(75,620)	(54,091)
Retained earnings (Accumulated deficit)	1,418,895	(973,368)
Total equity (deficit)	1,335,129	(1,035,605)
Total liabilities and equity	4,353,985	975,618

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	2021	2020
	US$	US$

Revenue	4,411,258	319,530
Cost of revenue	(935,165)	(48,390)
Gross profit	3,476,093	271,140

Selling and marketing expenses	(36,479)	(22,280)
General and administrative expense	(267,800)	(193,749)
Total operating expenses	(304,279)	(216,029)
Operating profit	3,171,814	53,111

Other (expenses) income, net	(179)	154
Profit before income taxes	3,171,635	53,265

Income taxes	(779,372)	(17,615)
Net profit for the year	2,392,263	35,650

Foreign currency translation differences	(21,529)	5,189
Total comprehensive loss for the year	2,370,734	40,839

Earnings per share:
- Basic	0.004	0.000
- Diluted	0.004	0.000

Weighted average number of shares used in computation:
- Basic	600,034,500	600,034,500
- Diluted	600,034,500	600,034,500

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Share Capital			Foreign	(Accumulated Deficit) Retain Earnings
	Series A preferred Stock	Common Stock	Additional paid in Capital	Currency Translation Reserve	Unrestricted	Statutory Reserve	Total Equity (Deficit)
	US$	US$	US$	US$	US$	US$	US$
Balance at January 1, 2020 (Audited)	1,000	6,000	(15,146)	4,547	(352,392)	6,894	(349,097)
Profit for the period	-		-	-	37,650	-	37,650
Other comprehensive income	-		-	5,189	-	-	5,189
Balance at March 31, 2020 (Unaudited)	1,000	6,000	(15,146)	9,736	(314,742)	6,894	306,258

Balance at January 1, 2021 (Audited)	1,000	6,000	(15,146)	(54,091)	(980,262)	6,894	(1,035,605)
Profit for the period	-		-	-	2,392,263	-	2,392,263
Other comprehensive income	-		-	(21,529)	-	-	(21,529)
Balance at March 31, 2021 (Unaudited)	1,000	6,000	(15,146)	(75,620)	1,412,001	6,894	1,355,129

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	2021	2020
	US$	US$
Cash flows from operating activities:
Net profit	2,392,263	37,650

Adjustments for:
Depreciation and amortization	14,266	8,296
Impairment of intangible assets	-	76,365
Changes in:
Accounts receivable	(3,546,989)	-
Other receivables and prepayment	(10,359)	(133,766)
Inventory	(1,855)	18,870
Accounts payable, other payables and accruals	941,940	173,427
Income tax payables	774,671	22,183
Advance from customers	(18,777)	(244,836)
Amount due from/to related parties	(508,965)	57,333
Net cash provided by operating activities	36,195	15,522

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(15,424)	(26,715)
Additions to intangible assets	(33,597)	-
Net cash used in investing activities	(49,021)	(26,715)

Effect of exchange rate changes on cash and cash equivalents	(92)	(222)

Net decrease in cash and cash equivalents	(12,918)	(11,415)
Cash and cash equivalents at the beginning of year	61,517	23,046
Cash and cash equivalents at the end of the year	48,599	11,631

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	301,093	302,725

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Fountain Healthy Aging, Inc. and its subsidiaries (the “Company” or “FHAI”) are engaged in the business of wholesale distribution of “coffee tea” products to retail partners and corporate customers, selling “coffee tea” products to individual consumers and providing pre-opening assistance to retail partners to operate coffee stores in the People’s Public of China (“PRC” or “China”).

2.	BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated in consolidation. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021 (“2020 Form 10-K”).

The Company incurred net profit of $2,413,216 and $37,650 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had net current assets (liabilities) of $960,763 and $(1,442,635), respectively, and a surplus (deficit) on total equity of $1,355,861 and $(1,035,605), respectively. The accompanying unaudited condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

There is no change on the accounting policies from the year ended December 31, 2020.

(b)	Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three months ended March 31, 2021.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2021.

	Amount	%
Customer A	$723,412	21%
Customer B	365,189	10%
	$1,088,601	31%

(c)	Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on April 1, 2023. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4.	RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(b)	Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date and revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable, other receivables and amounts due from related parties. As of March 31, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any customers constituting 10% or more of the net revenue in the three months ended March 31, 2020. The Company had two customers constituting 10% or more of the net revenues in the three months ended March 31, 2021as follows:

	Amount	%
Customer A	$867,850	20%
Customer B	435,070	10%
	$1,302,920	30%

5.	OTHER RECEIVABLES

As of March 31, 2021 and December 31, 2020, other receivables mainly consist of employees advance to be spent for company purposes and refundable rental deposits. The balances are unsecured, non-interest bearing and repayable on demand.

6.	INVENTORY

	March 31,	December 31,
	2021	2020
Raw materials (1)	$50,126	$51,521
Finished goods	17,503	14,516
	$67,629	$66,037

(1)	Raw materials mainly consist of unprocessed coffee tea beans and packaging materials

7.	PREPAYMENT

As of March 31, 2021 and December 31, 2020, prepayment mainly consists of prepaid administrative expenses that have been utilized subsequently.

8.	LEASEHOLD IMPROVEMENT AND EQUIPMENT, NET

	March 31,	December 31,
	2021	2020
Leasehold improvement	$63,954	$64,191
Equipment	16,591	16,653
Machinery	32,443	32,563
Computer equipment and software	35,541	20,355
Motor vehicle	7,218	7,245
	$155,747	$141,007
Less: accumulated depreciation	(67,313)	(53,673)
	$88,434	$87,333

Depreciation expense for the three months ended March 31, 2021 and 2020 was $13,986 and $8,296 respectively.

9.	INTANGIBLE ASSETS

	March 31,	December 31,
	2021	2020
APP Platform	$33,241	$-
Less: accumulated amortization	(277)	-
	$32,964	$-

Amortization expense for the three months ended March 31, 2021 and 2020 was $280 and $nil, respectively. The Company recorded an impairment loss on intangible assets of $76,365 to write off the old APP Platform during the year ended December 31, 2020.

10.	OTHER PAYABLES AND ACCRUALS

	March 31,	December 31,
	2021	2020
Accrued payroll and welfare payable	$210,700	$180,878
VAT and other taxes payable	238,318	92,608
Others (1)	56,087	63,118
	$505,105	$336,604

(1)	As of March 31, 2021 and December 31, 2020, others mainly consist of the outstanding refundable balance upon termination of the cooperative agreement with one customer and payables for rental expenses.

11.	ADVANCE FROM CUSTOMERS

The Company requires retail partners to sign cooperative agreement and to pay in advance for the supply of goods. Such advance is appropriated against future sales orders. These advances are interest free, unsecured and short-term in nature.

12.	INCOME TAXES

Fountain Healthy Aging, Inc. (“FHAI”) was incorporated in the State of Nevada. FHAI is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as FHAI had no United States taxable income for the three months ended March 31, 2021 and 2020.

Wei Lian Jin Meng Group Limited (“WLJM Cayman”) was incorporated in Cayman Islands. Under the current tax laws of Cayman Islands, WLJM Cayman is not subject to tax on their income or capital gains. In addition, upon of dividends by WLJM Cayman to its shareholders, no Cayman Islands withholding tax will be imposed.

Wei Lian Jin Meng (Hong Kong) Co., Ltd. (“WLJM HK”) was incorporated in Hong Kong and is subject to an income tax rate of 16.5% for taxable income generated from operations in Hong Kong.

Jin You Wei Meng (Shenzhen) Consulting Co., Ltd. (“JYWM WFOE”), Shenzhen Wei Lian Jin Meng Electronic Commerce Limited (“Shenzhen Wei Lian”), Dongguan Dishi Coffee Limited (“Dongguan Dishi”) and Shenzhen Nainiang Coffee Art Museum Limited (“Shenzhen Nainiang”) were incorporated in the PRC and they are subject to profits tax rate at 25% for income generated and operation in the country.

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

The Company did not record deferred tax assets as of March 31, 2021 and December 31, 2020.

A reconciliation of tax expense from 25% statutory tax rates for the three months ended March 31, 2021 and 2020 is as follows:

	For the three months ended March 31,
	2021	2020
Profit before tax	$3,171,635	$55,265
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected tax expense	792,909	13,816
Others	(13,537)	3,799
	$779,372	$17,615

13.	LEASES

The Company has leases for the office, factory and warehouse in the PRC, under operating leases expiring on various dates through September 2023, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. Rent expense for the three months ended March 31, 2021 and 2020 were $78,596 and $62,121, respectively.

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

March 31, 2021
Within 1 year	$320,584
After 1 year but within 5 years	35,731
Total lease payments	$356,315
Less: imputed interest	(51,274)
Total lease obligations	305,041
Less: current obligations	(273,700)
Long-term lease obligations	$31,341

Other information:

	For the three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$78,596	$62,121
Right-of-use assets obtained in exchange for operating lease liabilities	301,093	302,725
Remaining lease term for operating leases (years)	2.5	3.5
Weighted average discount rate for operating leases	4.75%	4.75%

14.	RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a)	Amount due from related parties

		March 31,	December 31,
	Relationship	2021	2020
Ye Aiyun	Shareholder of the Company	57,453	142,450
Total		$57,453	$142,450

Amount due from related parties represents cash advance to Ye Aiyun, shareholder of the Company. The balance is unsecured, non-interest bearing and repayable on demand.

(b)	Amount due to related parties

		March 31,	December 31,
	Relationship	2021	2020
Zhu Hong	Shareholder of the Company	450,705	1,059,853
Zhu Jian Yong	Shareholder of the Company	1,724	1,731
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	23,323	24,800
Shenzhen Nainiang Wine Limited	Zhu Hong is the shareholder	29,310	10,768
Total		$505,062	$1,097,152

The balances represent cash advances to related parties, which were offset with the Company’s assets and expenses paid on behalf by the related parties. The balances with a related party are unsecured, non-interest bearing and repayable on demand.

15.	COMMITMENTS AND CONTINGENCIES

Commitments consist of a non-cancelable consultancy service agreement entered into with a third-party for the provision of services related to the US listing with a contract sum of $1,200,000. The outstanding committed contract amount is $120,000. The terms of the agreement are for various milestones stages to be completed within two years through 2021. Future commitments within one year as of March 31, 2021 was $120,000. No future commitments more than one year as of March 31, 2021.

Except the above commitments and the operating lease commitment as disclosed at Note 13, there are no material commitments.

16.	SUBSEQUENT EVENTS

There is no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future acquisition or merger targets, business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see this Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Quarterly Report on Form 10-Q.

Overview

The Company is a U.S. holding company incorporated in Nevada on February 25, 2004, and operating through the Company’s wholly owned subsidiary WLJM Cayman, a company incorporated under the laws of the Cayman Islands on June 30, 2020. The Company’s entire business, including operations, employees, sales and marketing and research and development, are all conducted through its subsidiaries located within the People’s Republic of China (“PRC”).

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

The Company, through our subsidiaries, develops, produces, markets and sells coffee, tea, “coffee tea” and wine products. We sell our products wholesale to retail partners and corporate customers, and we also sell directly to consumers in the PRC via our e-commerce channels. We adopted the “online to offline”, or O2O sales mode (i.e. selling products online and delivering products through offline channels), committing to building the first brand of “coffee tea” culture in the PRC. Beginning late 2020, we provide pre-opening assistance to retail partners to operate coffee stores.

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

We believe that of our significant accounting policies, which are described in Note 3 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue from the sale of coffee, tea, “coffee tea" and wine products, net of value-added taxes, upon delivery at such time title passes to the customer. Customers are required to pay in advance before making sales orders and the advance is initially recorded as advance from customers. During the three months ended March 31, 2021 and 2020, product revenue from coffee, tea and “coffee tea” products amounted to $2,138,721 and $319,530, respectively, whereas product revenue from wine products amounted to $2,225,196 and nil, respectively.

In addition, we provide pre-opening assistance to retail partners to operate coffee stores, revenue is recognized upon the completion of services. During the three months ended March 31, 2021 and 2020, service revenue amounted to $47,341 and $nil, respectively.

Our revenue recognition policy is compliant with ASU No. 2014-09, Revenue from Contracts with Customers that revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods. We apply the following five-step model in order to determine this amount:

(i)	identification of the goods/services in the contract;

(ii)	determination of whether the goods/services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Concentrations of Credit Risk

Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of March 31, 2021 and December 31, 2020, substantially all of our cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The following customers had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2021.

	Amount	%
Customer A	$723,412	21%
Customer B	365,189	10%
	$1,088,601	31%

We did not have customers constituting 10% or more of the net revenues in the three months ended March 31, 2020. We had two customers constituting 10% or more of the net revenues in the three months ended March 31, 2021 as follows:

	Amount	%
Customer A	$867,850	20%
Customer B	435,070	10%
	$1,302,920	30%

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for us on April 1, 2023. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

We review new accounting standards as issued. We have not identified any other new standards that we believe will have a significant impact on our financial statements.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements of Fountain Healthy Aging, Inc. attached hereto for the three months ended March 31, 2021 and 2020.

Revenue

We generated $4,411,258 in revenue for the three months ended March 31, 2021 compared to $319,530 for the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, product revenue from sale of coffee, tea and “coffee tea” products amounted to $2,138,721 and $319,530, respectively, whereas product revenue from sale of wine products amounted to $2,225,196 and nil, respectively. In addition, we provide pre-opening assistance to retail partners to operate coffee stores, and we recognize our revenue upon the completion of services. During the three months ended March 31, 2021 and 2020, service revenue amounted to $47,341 and $nil, respectively. There was an increase in total revenues of $4,091,728 or 1281% compared with the three months ended March 31, 2020.

Our business is gradually recovering from the COVID-19 pandemic which has been less severe than in 2020. The measures taken by the Chinese government to contain the virus is effective, business has returned to normal and the market has regained confidence. This has positively affected our results. For example, we earned a significant portion of revenue from our new wine products that was launched in January 2021. Our product revenue increased by $4,044,386 or 1366% compared with the three months ended March 31, 2020 due to the recovery of economy.

Cost of Revenue

Cost of revenue was $935,165 for the three months ended March 31, 2021 compared to $48,390 for the three months ended March 31, 2020. The increase of cost of revenue by $886,775 or 1833% was relatively in line with the increase in revenue. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research, and development costs, etc. For the three months ended March 31, 2021 and 2020, cost of revenue for coffee, tea and “coffee tea” products was $292,451 and $48,390, respectively, whereas cost of revenue for wine products was $642,714 and $nil, respectively.

Gross profit

Gross profit for the three months ended March 31, 2021 was $3,476,093 compared with $271,140 for the three months ended March 31, 2020. The decrease in gross profit margin of 79% for the three months ended March 31, 2021 compared to 85% for the three months ended March 31, 2020 was due to a lower margin for the new wine products. Gross profit for the three months ended March 31, 2021 and 2020 for coffee, tea and “coffee tea” products was $1,846,270 or 85% and $271,140 or 85%, respectively. Gross profit for the three months ended March 31, 2021 and 2020 for wine products was $1,582,582 or 71% and nil, respectively. Gross profit for the three months ended March 31, 2021 and 2020 for service revenue was $47,341 or 100% and nil, respectively.

Operating Expenses

By far the most significant component of our operating expenses for both the three months ended March 31, 2021 and 2020 was general and administrative expenses of $267,800 and $193,749, respectively. The following table sets forth the main components of our general and administrative expenses for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021		2020
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$91,730	34.3%	$19,109	9.9%
Salary and welfare	50,484	18.9%	78,119	40.3%
Rental expenses	78,596	29.3%	62,121	32.0%
Research and development costs	21,996	8.2%	22,258	11.5%
Office expenses	8,875	3.3%	2,362	1.2%
Travel and accommodations	5,218	1.9%	1,365	0.7%
Entertainment	4,585	1.7%	1,920	1.0%
Others	6,316	2.4%	6,495	3.4%
Total general and administrative expenses	$267,800	100%	$193,749	100%

Increase in general and administrative expenses by $74,051 or 38% from $193,749 for the three months ended March 31, 2020 to $267,800 for the three months ended March 31, 2021 was mainly due to engagement of consultants to provide consulting services in connection with the reverse acquisition.

Net Profit

We incurred a net profit of $2,392,263 for the three months ended March 31, 2021 compared to a net profit of $37,650 for the three months ended March 31, 2020, an increase of $2,354,613 or 6254%. The increase was primarily attributable to the fact that our revenue has increased significantly, whereas the increase in administrative expenses is lower than the increase of revenue because some expenses are fixed costs in nature.

Liquidity and Capital Resources

	March 31,	December 31,
Working capital:	2021	2020
Total current assets	$3,927,546	$505,082
Total current liabilities	(2,987,515)	(1,947,717)
Working capital surplus (deficiency)	$940,031	$(1,442,635)

As of March 31, 2021, we had cash and cash equivalents of $48,599. To date, we have financed our operations primarily through advance from related parties. The following table provides detailed information about our net cash flows for the three months ended March 31, 2021 and 2020:

Cash flows:	2021	2020
Net cash provided by operating activities	$36,195	15,522
Net cash used in investing activities	(49,021)	(26,715)
Effect of exchange rate changes on cash and cash equivalents	(92)	(222)
Net decrease in cash and cash equivalents	(12,918)	(11,415)
Cash and cash equivalents at the beginning of year	61,517	23,046
Cash and cash equivalents at the end of the three-month period	$48,599	11,631

Operating Activities

Net cash provided by operating activities was $36,195 for the three months ended March 31, 2021. The difference between our net profit of $2,392,263 and net cash provided by operating activities was mainly attributable to the depreciation of fixed assets and amortization of intangible assets of $14,266, and the increase in other operating assets and liabilities of $2,412,240 which was generally due to the increase in accounts receivables, accounts payable, income tax payables and amount due from/to related parties.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $49,021, as compared to $26,715 for the three months ended March 31, 2020. The increase in cash used in investing activities was mainly attributable to acquisition of intangible assets during the three months ended March 31, 2021. We will evaluate and assess the COVID-19 pandemic impact to our business to determine the plan for increasing our capital expenditures in the future periods.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2021:

	Total	Less than 1 year	1-5 years	More than 5 years
Operating lease	$356,315	$320,584	$35,731	$-
Consultancy service	120,000	120,000	-	-
	476,315	440,584	35,731	-

For the three months ended March 31, 2021 and 2020, we entered into various operating lease agreement during the fiscal year 2018 and 2019, and expiring on variance dates through September 2023. The average monthly lease expense is approximately $26,199. The outstanding lease commitment as of March 31, 2021 was $356,315.

During 2019, we entered into a non-cancelable consultancy service agreement with a third-party for the provision of services related to the US listing with the contract amount of $1,200,000. The outstanding commitment as of March 31, 2021 was $120,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and principal financial officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our management’s relative inexperience with the reporting requirements of public companies under the Exchange Act is a source of substantial concern and risk, and considering all components of our assessment, our president (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2021, the Company issued 600,000,000 shares of the Company’s common stock to the owners (the “Sellers”) of Wei Lian Jin Meng Group Limited, a limited liability company incorporated in the Cayman Islands (“WLJM”), in exchange for the transfer by the Sellers of 100% of the equity ownership interests in WLJM (the “Acquisition”). The Company reported the Acquisition in its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fountain healthy aging, inc.
(Registrant)

Dated: May 24, 2021	/s/ Zhu Hong
Zhu Hong
President, Chief Executive Officer and Director
(Principal Executive Officer)

