Form 10-Q
period 2021-06-30
FOUNTAIN HEALTHY AGING, INC.
filed 2021-08-23
CIK 1309251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 609,316,077 shares as of August 23, 2021.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2021 (UNAUDITED)

FOUNTAIN HEALTHY AGING, INC.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED)

	June 30, 2021	December 31, 2020
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	1,193,010	61,517
Accounts receivable	4,959,321	-
Other receivables	136,579	101,432
Inventory	4,746,249	66,037
Prepayment	4,073	133,646
Advance to suppliers	10,259,755	-
Amount due from a related party	-	142,450
Total current assets	21,298,987	505,082

Non-current assets:
Leasehold improvements and equipment, net	382,368	87,333
Intangible assets	32,040	-
Operating lease right-of-use assets	234,926	383,203
Deferred tax assets	160,754	-
Total non-current assets	810,088	470,536
Total assets	22,109,075	975,618

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,409,424	134,842
Income tax payables	2,904,537	31,774
Other payables and accruals	606,822	336,604
Deferred revenue	277,854	27,648
Amount due to related parties	106,636	1,097,152
Current operating lease liabilities	208,922	319,697
Total current liabilities	5,514,195	1,947,717

Non-current liabilities:
Deferred revenue	129,899	-
Non-current operating lease liabilities	26,004	63,506
Total non-current liabilities	155,903	63,506
Total liabilities	5,670,098	2,011,223

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Share capital (750,000,000 shares of Common Stock, par value $0.00001 per share, authorized, of which 600,034,500 shares are issued and outstanding; and 100,000,000 shares of Series A Preferred Stock, par value $0.00001 per share, of which all 100,000,000 shares are issued and outstanding)
Series A Preferred Stock	1,000	1,000
Common Stock	6,000	6,000
Additional paid in capital	10,215,520	(15,146)
Foreign currency translation reserves	(192,522)	(54,091)
Retained earnings (Accumulated deficit)	6,408,979	(973,368)
Total equity (deficit)	16,438,977	(1,035,605)
Total liabilities and equity	22,109,075	975,618

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Revenue	9,458,387	148,564	13,869,645	468,094
Cost of revenue	(2,775,753)	(20,908)	(3,710,918)	(69,298)
Gross profit	6,682,634	127,656	10,158,727	398,796

Selling and marketing expenses	(136,865)	(36,864)	(173,344)	(59,144)
General and administrative expense	(293,764)	(386,035)	(561,564)	(579,784)
Total operating expenses	(430,629)	(422,899)	(734,908)	(638,928)
Operating profit (loss)	6,252,005	(295,243)	9,423,819	(240,132)

Other income, net	6,149	1,066	5,970	1,220
Profit (Loss) before income taxes	6,258,154	(294,177)	9,429,789	(238,912)

Income taxes	(1,362,734)	17,615	(2,142,106)	-
Net profit (loss) for the period	4,895,420	(276,562)	7,287,683	(238,912)

Foreign currency translation differences	(116,902)	806	(138,431)	5,995
Total comprehensive income (loss) for the period	4,778,518	(275,756)	7,149,252	(232,917)

Earnings per share:
- Basic	0.008	0.000	0.01	0.000
- Diluted	0.008	0.000	0.01	0.000

Weighted average number of shares used in computation:
- Basic	600,034,500	600,034,500	600,034,500	600,034,500
- Diluted	600,034,500	600,034,500	600,034,500	600,034,500

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Share Capital			Foreign	(Accumulated Deficit) Retain Earnings
	Series A preferred Stock	Common Stock	Additional paid in Capital	Currency Translation Reserve	Unrestricted	Statutory Reserve	Total Equity (Deficit)
	US$	US$	US$	US$	US$	US$	US$
Balance at January 1, 2020 (Audited)	1,000	6,000	(15,146)	4,547	(352,392)	6,894	(349,097)
Loss for the period	-		-	-	(238,912)	-	(238,912)
Other comprehensive income	-		-	5,995	-	-	5,995
Balance at June 30, 2020 (Unaudited)	1,000	6,000	(15,146)	10,542	(591,304)	6,894	(582,014)

Balance at January 1, 2021 (Audited)	1,000	6,000	(15,146)	(54,091)	(980,262)	6,894	(1,035,605)
Business combination under common control	-	-	10,230,666	-	-	94,664	10,325,330
Profit for the period	-		-	-	7,287,683	-	7,287,683
Other comprehensive loss	-		-	(138,431)	-	-	(138,431)
Balance at June 30, 2021 (Unaudited)	1,000	6,000	10,215,520	(192,522)	6,309,421	101,558	16,438,977

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	2021	2020
	US$	US$
Cash flows from operating activities:
Net profit (loss)	7,287,683	(238,912)

Adjustments for:
Depreciation and amortization	25,907	16,049
Impairment of intangible assets	-	49,947
Changes in:
Accounts receivable	(3,679,285)	(31,197)
Other receivables and prepayment	126,451	(199,815)
Inventory	(80,789)	7,641
Advance to suppliers	(2,680,166)	-
Deferred tax assets	(160,423)	-
Accounts payable, other payables and accruals	(367,050)	54,939
Income tax payables	1,456,149	205
Deferred revenue	77,643	(119,163)
Amount due from/to related parties	(879,830)	456,607
Net cash provided by (used in) operating activities	1,126,290	(3,699)

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(12,009)	(670)
Cash acquired from business combination	47,909	-
Net cash provided by (used in) investing activities	34,170	(670)

Effect of exchange rate changes on cash and cash equivalents	(28,967)	(312)

Net increase (decrease) in cash and cash equivalents	1,131,493	(4,681)
Cash and cash equivalents at the beginning of year	61,517	23,046
Cash and cash equivalents at the end of the year	1,193,010	18,365

Supplemental disclosure of non-cash investing and financing activities:
Income tax paid	748,885	-

Right-of-use assets obtained in exchange for operating lease obligations	235,669	303,359

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Fountain Healthy Aging, Inc. and its subsidiaries (the “Company” or “FHAI”) are engaged in the business of wholesale distribution of “coffee tea” and wine products to retail partners and corporate customers, selling “coffee tea” and wine products to individual consumers and providing pre-opening assistance to retail partners to operate coffee and wine stores in the People’s Republic of China (“PRC” or “China”).

On June 2, 2021, FHAI’s wholly-owned subsidiary Shenzhen Wei Lian Jin Meng Electronic Commerce Limited (“Shenzhen Wei Lian”) entered into an equity transfer agreement with the owners (the “Sellers”) of Shenzhen Nainiang Wine Industrial Co,. Ltd. (“Nainiang Wine”), under which Shenzhen Wei Lian agreed to acquire 99% ownership of Nainiang Wine in exchange for causing FHAI to issue shares of its common stock to the Sellers at a later date (the “PRC Transaction”). The PRC Transaction closed on June 3, 2021. Among the Sellers is Ms. Zhu Hong, who is the sole officer and director of FHAI and the majority shareholder of FHAI.

On August 16, 2021, FHAI entered into a Share Exchange Agreement with Nainiang Wine and the Sellers pursuant to which FHAI agreed to issue 9,281,577 shares of its common stock (the “Exchange Shares”) to the Sellers (the “US Transaction,” and together with the PRC Transaction, the “Nainiang Wine Transaction”). The US Transaction closed on August 16, 2021, and the Exchange Shares were issued to the Sellers. For more information about the Nainiang Wine Transaction, please refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2021.

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

There is no change on the accounting policies from the year ended December 31, 2020.

(b)	Revenue Recognition

The Company’s revenues primarily include Company sales, franchise fees and income and revenues from transactions with franchisees.

Product sales

Product sales represents the sale of “coffee tea” and wine products. Such revenue is recognized net of value-added taxes, upon delivery at such time that title passes to the customers.

Franchise fees and income

Franchise fees and income primarily include upfront franchise fees, such as initial fees, pre-opening assistance to operate wine stores, subsequent training provided to franchisees and renewal fees. The Company has determined that the services provided in exchange for upfront franchise fees are highly interrelated with the franchise rights. The franchise rights are accounted for as rights to access the Company’s symbolic intellectual property in accordance with ASC 606, and the Company recognizes upfront franchise fees received from a franchisee as revenue when performance obligations are satisfied in accordance with the franchise agreement or the renewal agreement. The franchise agreement term is typically 3 years.

Revenues from transactions with franchisees

Revenues from transactions with franchisees consist primarily of sales of wine products. The Company sells and delivers wine products to the franchisees. The performance obligations arising from such transactions are considered distinct from the franchise agreement as they are not highly dependent on the franchise agreement and the customer can benefit from the procurement service on its own. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the franchisees.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgment, as it is based on either the franchise term or the date of product shipment, none of which require estimation.

The Company does not incur a significant amount of contract acquisition costs in conducting its franchising activities. The Company believes its franchising arrangements do not contain a significant financing component.

The Company’s revenue recognition policy is compliant with ASC 606, Revenue from Contracts with Customers, and revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the goods and services in the contract;

(ii)	determination of whether the goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

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

(c)	Accounts Receivable

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

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three and six months ended June 30, 2021.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at June 30, 2021.

	Amount	%
Customer A	$546,379	11%
Customer B	749,902	15%
	$1,296,281	26%

(d)	Advance to suppliers

Advance to suppliers relate to refundable deposits paid to suppliers under secured supplies agreements in exchange for timely and sufficient supplies of products.

(e)	Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 2023.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its financial condition, results of operations, and cash flows.

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

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable, other receivables and amounts due from related parties. As of June 30, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any customers constituting 10% or more of the net revenue in the six months ended June 30, 2021 and 2020.

5.	BUSINESS COMBINATION

On June 2, 2021, Shenzhen Wei Lian entered into an equity transfer agreement relating to the acquisition of 99% of the equity of Nainiang Wine in exchange for agreeing to cause the Company to issue 9,281,577 shares of its common stock to the Sellers. To determine the amount of shares that the Company issued to the Sellers, the Company converted the net asset value of Nainiang Wine as of June 3, 2021 to US Dollars, and then used a price per share for the Company’s common stock of US$1.10. The PRC Acquisition closed on June 3, 2021 and the results of operations of Nainiang Wine are included in the Company’s condensed consolidated financial statements beginning on June 3, 2021. The operational control of Nainiang Wine passed to FHAI and all assets of Nainiang Wine were acquired by FHAI effective June 3, 2021, the date that 99% of the outstanding equity of Nainiang Wine was transferred to Shenzhen Wei Lian. FHAI does not account for the remaining 1% non-controlling interest held by Ms. Zhu Hong, as Ms. Zhu Hong is the common controlling shareholder for both the acquirer and the acquiree.

Accordingly, the acquisition has been accounted for in accordance with ASC 805 guidelines, whereby FHAI recognized the assets and liabilities of Nainiang Wine transferred at their carrying amounts with a carry-over basis.

The following represents the purchase price allocation at the dates of the acquisition:

June 3, 2021
Cash and cash equivalents	$48,689
Other current assets	13,666,168
Property, plant and equipment	310,631
Current liabilities	(3,697,772)
Total purchase price	$10,327,716

6.	REVENUE

Revenue	For the Three months ended June 30,
	2021	2020
Product sales	$5,290,589	$148,564
Franchise fees and income	98,805	-
Revenues from transactions with franchisees	4,068,993	-
	$9,458,387	$148,564

Revenue	For the Six months ended June 30,
	2021	2020
Product sales	$5,436,720	$468,094
Franchise fees and income	146,146	-
Revenues from transactions with franchisees	8,286,779	-
	$13,869,645	$468,094

	As of June 30,	As of December 31,
Contract liabilities	2021	2020
Deferred revenue related to prepaid wine products	$163,408	$27,648
Deferred revenue related to upfront franchise fees	244,345	-
	$407,753	$27,648

Contract liabilities primarily consist of deferred revenue related to prepaid wine products and upfront franchise fees. Deferred revenue related to prepaid wine products represents advance from franchisees for future supply of products which is expected to recognize as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of June 30, 2021, the Company expects to recognize as revenue of $114,446 within the next 12 months and of $129,899 over 12 months.

The Company has elected, as a practical expedient, not to disclose the value of remaining performance obligations associated with the franchise agreement in exchange for franchise right and related training services. The remaining duration of the performance obligation is the remaining contractual term of each franchise agreement. Revenue from training services provided to franchisees is recognized upon the conduct and delivery of training.

7.	OTHER RECEIVABLES

As of June 30, 2021 and December 31, 2020, other receivables mainly consist of employees advance to be spent for company purposes and refundable rental deposits. The balances are unsecured, non-interest bearing and repayable on demand.

8.	INVENTORY

	As of June 30,	As of December 31,
	2021	2020
Raw materials (1)	$4,639,856	$51,521
Finished goods	106,393	14,516
	$4,746,249	$66,037

(1)	Raw materials mainly consist of unprocessed coffee tea beans, unprocessed wine and packaging materials

9.	PREPAYMENT

As of June 30, 2021 and December 31, 2020, prepayment mainly consists of prepaid administrative expenses that has been utilized subsequently.

10.	LEASEHOLD IMPROVEMENT AND EQUIPMENT, NET

	As of June 30,	As of December 31,
	2021	2020
Leasehold improvement	$64,887	$64,191
Equipment	20,937	16,653
Machinery	32,916	32,563
Computer equipment and software	41,297	20,355
Motor vehicle	380,316	7,245
	$540,353	$141,007
Less: accumulated depreciation	(157,985)	(53,673)
	$382,368	$87,333

Depreciation expense for the three and six months ended June 30, 2021 and 2020 was $10,238, $24,224, $6,125 and $14,421 respectively.

11.	INTANGIBLE ASSETS

	As of June 30,	As of December 31,
	2021	2020
APP Platform	$33,726	$-
Less: accumulated amortization	(1,686)	-
	$32,040	$-

Amortization expense for the three and six months ended June 30, 2021 and 2020 was $1,403, $1,683, $1,628 and $1,628, respectively. The Company recorded an impairment loss on intangible assets of $76,365 to write off the old APP Platform during the year ended December 31, 2020.

12.	OTHER PAYABLES AND ACCRUALS

	As of June 30,	As of December 31,
	2021	2020
Accrued payroll and welfare payable	$100,277	$180,878
VAT and other taxes payable	465,126	92,608
Others (1)	41,419	63,118
	$606,822	$336,604

(1)	As of June 30, 2021 and December 31, 2020, others mainly consist of the outstanding refundable balance upon termination of the cooperative agreement with one customer and payables for rental expenses.

13.	INCOME TAXES

Fountain Healthy Aging, Inc. (“FHAI”) was incorporated in the State of Nevada. FHAI is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as FHAI had no United States taxable income for the three and six months ended June 30, 2021 and 2020.

Wei Lian Jin Meng Group Limited (“WLJM Cayman”) was incorporated in Cayman Islands. Under the current tax laws of Cayman Islands, WLJM Cayman is not subject to tax on their income or capital gains. In addition, upon dividends being paid by WLJM Cayman to its shareholders, no Cayman Islands withholding tax will be imposed.

WLJM (Hong Kong) Limited (“WLJM HK”) was incorporated in Hong Kong and is subject to an income tax rate of 16.5% for taxable income generated from operations in Hong Kong.

Jin You Wei Meng (Shenzhen) Consulting Co., Ltd. (“JYWM WFOE”), Shenzhen Wei Lian Jin Meng Electronic Commerce Limited (“Shenzhen Wei Lian”), Dongguan Dishi Coffee Limited (“Dongguan Dishi”), Shenzhen Nainiang Coffee Art Museum Limited (“Nainiang Coffee”) and Nainiang Wine were incorporated in the PRC and they are subject to profits tax rate at 25% for income generated and operation in the country.

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

The Company recorded deferred tax assets of $160,754 and $nil as of June 30, 2021 and December 31, 2020.

Income tax benefits

	For the three months ended June 30,
	2021	2020
Current tax expense	$1,563,121	$-
Deferred tax benefits	(200,387)	(17,615)
	$1,362,734	$(17,615)

	For the six months ended June 30,
	2021	2020
Current tax expense	$2,342,493	$-
Deferred tax benefits	(200,387)	-
	$2,142,106	$-

A reconciliation of tax expense from 25% statutory tax rates for the three and six months ended June 30, 2021 and 2020 is as follows:

	For the three months ended June 30,
	2021	2020
Profit (Loss) before tax	$6,258,154	$(294,177)
Tax expense (benefit) calculated at statutory tax rate	25%	25%
Computed expected tax expense (benefit)	1,564,539	73,544
Utilization of tax loss	(39,633)	-
Movement in valuation allowance	(160,754)	-
Others	(1,418)	(55,929)
	$1,362,734	$17,615

	For the six months ended June 30,
	2021	2020
Profit (Loss) before tax	$9,429,789	$(238,912)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected tax expense (benefit)	2,357,447	(59,728)
Utilization of tax loss	(39,633)	-
Movement in valuation allowance	(160,754)	-
Others	(14,954)	59,728
	$2,142,106	$-

14.	LEASES

The Company has leases for the office, factory and warehouse in the PRC, under operating leases expiring on various dates through September 2023, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. Rent expense for the three and six months ended June 30, 2021 and 2020 were $81,242, $159,838, $67,014 and $129,135, respectively.

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

As of June 30, 2021
Within 1 year	$243,879
After 1 year but within 5 years	29,527
Total lease payments	$273,406
Less: imputed interest	(38,480)
Total lease obligations	234,926
Less: current obligations	(208,922)
Long-term lease obligations	$26,004

Other information:

	For the six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$159,838	$129,135
Right-of-use assets obtained in exchange for operating lease liabilities	235,669	303,359
Remaining lease term for operating leases (years)	2.25	3.25
Weighted average discount rate for operating leases	4.75%	4.75%

15.	RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a)	Amount due from a related party

		As of June 30,	As of December 31,
	Relationship	2021	2020
Ye Aiyun	Shareholder of the Company	$-	$142,450

Amount due from a related party represents cash advance to Ye Aiyun, shareholder of the Company. The balance is unsecured, non-interest bearing and repayable on demand.

(b)	Amount due to related parties

		As of June,	As of December 31,
	Relationship	2021	2020
Zhu Hong	Shareholder of the Company	$35,434	$1,059,853
Zhu Jian Yong	Shareholder of the Company	-	1,731
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	71,202	24,800
Shenzhen Nainiang Wine Limited	Zhu Hong is the shareholder	-	10,768
Total		$106,636	$1,097,152

The balances represent cash advances to related parties, which were offset with the Company’s assets and expenses paid on behalf by the related parties. The balances with related parties are unsecured, non-interest bearing and repayable on demand.

16.	COMMITMENTS AND CONTINGENCIES

Commitment consists of a non-cancelable consultancy service agreement entered with a third-party for the provision of services related to the US listing with a contract sum of $1,200,000. The outstanding committed contract amount is $120,000. The terms of the agreement are for various milestones stages to be completed within two years through 2021. Future commitments within one year as of June 30, 2021 was $120,000. No future commitments more than one year as of June 30, 2021.

There are no other material commitments except for the above and the lease commitment as disclosed at Note 14.

17.	SUBSEQUENT EVENTS

No significant subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Overview

The Company is a U.S. holding company incorporated in Nevada on February 25, 2004, and operating through the Company’s wholly owned subsidiary, Wei Lian Jin Meng Group Limited (“WLJM Cayman”), a company incorporated under the laws of the Cayman Islands on June 30, 2020. The Company’s entire business, including operations, employees, sales and marketing and research and development, are all conducted through its subsidiaries located within the People’s Republic of China (“PRC”).

The following is the organization structure of the Company along with ownership detail of all companies:

WLJM Cayman was incorporated in the Cayman Islands on June 30, 2020. It is 100% owned by Fountain Healthy Aging, Inc.

WLJM (Hong Kong) Limited (“WLJM HK”), was established in the Hong Kong Special Administrative Region (“HKSAR”) of the PRC on August 5, 2020. It is 100% owned by WLJM Cayman.

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

Shenzhen Nainiang Coffee Art Museum Limited (“Nainiang Coffee”) was incorporated on June 20, 2019, under the laws of the PRC. It is 100% owned by Shenzhen Wei Lian.

Shenzhen Nainiang Wine Industrial Co., Ltd. (“Nainiang Wine”) was incorporated on January 14, 2020, under the laws of the PRC. It is 99% owned by Shenzhen Wei Lian.

The Company, through our subsidiaries, engaged in the business of wholesale distribution of “coffee tea” and wine products to retail partners and corporate customers, selling “coffee tea” and wine products to individual consumers and providing pre-opening assistance to retail partners to operate coffee and wine stores in the People’s Republic of China (“PRC” or “China”).

Critical Accounting Policies and Use of Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and to apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements. Actual results could differ from those estimates made by management.

We believe that of our significant accounting policies, which are described in Note 3 to our condensed consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

Our revenues primarily include product sales, franchise fees and income and revenues from transactions with franchisees.

Product sales

Product sales represents the sale of “coffee tea” and wine products. Such revenue is recognized net of value-added taxes, upon delivery at such time that title passes to the customers.

Franchise fees and income

Franchise fees and income primarily include upfront franchise fees, such as initial fees, pre-opening assistance to operate wine stores, subsequent training provided to franchisees and renewal fees. We have determined that the services provided in exchange for upfront franchise fees are highly interrelated with the franchise rights. The franchise rights are accounted for as rights to access our symbolic intellectual property in accordance with ASC 606, and we recognize upfront franchise fees received from a franchisee as revenue when performance obligations are satisfied in accordance with the franchise agreement or the renewal agreement. The franchise agreement term is typically 3 years.

Revenues from transactions with franchisees

Revenues from transactions with franchisees consist primarily of sales of wine products. We sell and deliver wine products to the franchisees. The performance obligations arising from such transactions are considered distinct from the franchise agreement as they are not highly dependent on the franchise agreement and the customer can benefit from the procurement service on its own. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the franchisees.

In determining the amount and timing of revenue from contracts with customers, we exercise significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgment, as it is based on either the franchise term or the date of product shipment, none of which require estimation.

We do not incur a significant amount of contract acquisition costs in conducting its franchising activities. We believe its franchising arrangements do not contain a significant financing component.

Our revenue recognition policy is compliant with ASC 606, Revenue from Contracts with Customers, and revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods. We apply the following five-step model in order to determine this amount:

(i)	identification of the goods and services in the contract;

(ii)	determination of whether the goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery or service being rendered.

For all reporting periods, we have not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Revenue	For the Six months ended June 30,
	2021	2020
Product sales	$5,436,720	$468,094
Franchise fees and income	146,146	-
Revenues from transactions with franchisees	8,286,779	-
	$13,869,645	$468,094

	As of June 30,	As of December 31,
Contract liabilities	2021	2020
Deferred revenue related to prepaid wine products	$163,408	$27,648
Deferred revenue related to upfront franchise fees	244,345	-
	$407,753	$27,648

Contract liabilities primarily consist of deferred revenue related to prepaid wine products and upfront franchise fees. Deferred revenue related to prepaid wine products represents advance from franchisees for future supply of products which is expected to be recognized as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of June 30, 2021, we expect to recognize revenue of $114,446 within the next 12 months and of $129,899 after the next 12 months to 24 months.

We have elected, as a practical expedient, not to disclose the value of remaining performance obligations associated with the franchise agreement in exchange for franchise right and related training services. The remaining duration of the performance obligation is the remaining contractual term of each franchise agreement. Revenue from training services provided to franchisees is recognized upon the conduct and delivery of training.

Concentrations of Credit Risk

Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables, prepayment and advance to suppliers. As of June 30, 2021 and December 31, 2020, substantially all of our cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The following customers had an accounts receivable balance greater than 10% of total accounts receivable at June 30, 2021.

	Amount	%
Customer A	$546,379	11%
Customer B	749,902	15%
	$1,296,281	26%

We did not have customers constituting 10% or more of the net revenues in the three and six months ended June 30, 2021 and 2020.

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 2023.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on its financial condition, results of operations, and cash flows.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following discussion should be read in conjunction with the condensed consolidated financial statements of Fountain Healthy Aging, Inc. attached hereto for the three months ended June 30, 2021 and 2020.

Revenue

We generated $9,458,387 in revenue for the three months ended June 30, 2021 compared to $148,564 for the three months ended June 30, 2020. There was an increase in total revenues of $9,309,823 or 6,267% compared with the three months ended June 30, 2020.

Our business is gradually recovering from the COVID-19 pandemic which has been less severe than in 2020. The measures taken by the Chinese government to contain the virus have been effective, business has returned to normal and the market has substantially regained confidence. The recovery of the economy has positively affected our results, and we earned a significant portion of revenue from our new wine products that were launched in January 2021. In addition, we acquired Nainiang Wine on June 3, 2021, which contributed $4,643,590 to our consolidated revenue.

Cost of Revenue

Cost of revenue was $2,775,753 for the three months ended June 30, 2021 compared to $20,908 for the three months ended June 30, 2020. The increase of cost of revenue by $2,754,845 or 13,176% was relatively in line with the increase in revenue. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research, and development costs, etc.. The acquisition of Nainiang Wine contributed $1,694,550 to our consolidated cost of revenue.

Gross profit

Gross profit for the three months ended June 30, 2021 was $6,682,634 compared with $127,656 for the three months ended June 30, 2020. The decrease in gross profit margin of 71% for the three months ended June 30, 2021 compared to 86% for the three months ended June 30, 2020 was due to a lower margin for the new wine products and the lower gross profit margin from the acquisition of Nainiang Wine. The gross profit margin of Nainiang Wine was 62%.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the three months ended June 30, 2021 and 2020 was $136,865 and $36,864, respectively. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. The increase of selling and marketing expenses by $100,001 or 271% was relatively in line with the increase in revenue. In addition, the acquisition of Nainiang Wine contributed $28,248 to our consolidated general and administrative expenses.

General and administrative expense

By far the most significant component of our operating expenses for both the three months ended June 30, 2021 and 2020 was general and administrative expenses of $293,764 and $386,035, respectively. The following table sets forth the main components of our general and administrative expenses for the three months ended June 30, 2021 and 2020.

	For the three months ended June 30,
	2021		2020
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$125,121	42%	$177,812	45%
Salary and welfare	37,653	13%	58,349	15%
Rental expenses	81,242	27%	67,014	17%
Research and development costs	22,265	8%	26,039	7%
Office expenses	4,336	1%	4,739	1%
Travel and accommodations	7,399	3%	7,475	2%
Entertainment	2,386	1%	1,809	0%
Others	13,362	5%	42,798	11%
Total general and administrative expenses	$293,764	100%	$386,035	100%

The $92,271, or 24%, decrease in general and administrative expenses, from $386,035 for the three months ended June 30, 2020 to $293,764 for the three months ended June 30, 2021, was mainly due to the decrease in consultant fees that was significantly incurred during the year of 2020 for the services provided by the Company’s consultants in connection with the reverse acquisition of WLJM Cayman. The acquisition of Nainiang Wine contributed $13,856 to our consolidated general and administrative expenses.

Net Profit

We reported a net profit of $4,895,420 for the three months ended June 30, 2021 compared to a net loss of $(276,562) for the three months ended June 30, 2020, an increase of $5,171,982 or 1,870%. The increase was primarily attributable to the fact that our revenue has increased significantly, whereas the increase in administrative expenses is lower than the increase of revenue, because the decrease in consultant fees and some expenses are fixed costs in nature. In addition, the acquisition of Nainiang Wine contributed $2,180,730 to our consolidated net profit.

Comparison of Six Months Ended June 30, 2021 and 2020

The following discussion should be read in conjunction with the condensed consolidated financial statements of Fountain Healthy Aging, Inc. attached hereto for the six months ended June 30, 2021 and 2020.

Revenue

We generated $13,869,645 in revenue for the six months ended June 30, 2021 compared to $468,094 for the six months ended June 30, 2020. There was an increase in total revenues of $13,401,551 or 2,862% compared with the six months ended June 30, 2020.

Our business is gradually recovering from the COVID-19 pandemic, which has been less severe than in 2020. The measures taken by the Chinese government to contain the virus have been effective, business has returned to normal and the market has substantially regained confidence. The recovery of the economy has positively affected our results, and we earned a significant portion of revenue from our new wine products that was launched in January 2021. In addition, we acquired Nainiang Wine on June 3, 2021, which contributed $4,643,590 to our consolidated revenue.

Cost of Revenue

Cost of revenue was $3,710,918 for the six months ended June 30, 2021 compared to $69,298 for the six months ended June 30, 2020. The increase of cost of revenue by $3,641,620 or 5,255% was relatively in line with the increase in revenue. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research, and development costs, etc.. The acquisition of Nainiang Wine contributed $1,694,550 to our consolidated cost of revenue.

Gross profit

Gross profit for the six months ended June 30, 2021 was $10,158,727 compared with $398,796 for the six months ended June 30, 2020. The decrease in gross profit margin of 73% for the six months ended June 30, 2021 compared to 85% for the six months ended June 30, 2020 was due to a lower margin for the new wine products and the lower gross profit margin from the acquisition of Nainiang Wine. The gross profit margin of Nainiang Wine was 62%.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the six months ended June 30, 2021 and 2020 was $173,344 and $59,144, respectively. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. The increase of selling and marketing expenses by $114,200 or 193% was relatively in line with the increase in revenue. In addition, the acquisition of Nainiang Wine contributed $28,248 to our consolidated general and administrative expenses.

General and administrative expense

By far the most significant component of our operating expenses for both the six months ended June 30, 2021 and 2020 was general and administrative expenses of $561,564 and $579,784, respectively. The following table sets forth the main components of our general and administrative expenses for the six months ended June 30, 2021 and 2020.

	For the six months ended June 30,
	2021		2020
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$216,851	39%	$196,921	33%
Salary and welfare	88,137	16%	136,468	24%
Rental expenses	159,838	28%	129,135	22%
Research and development costs	44,261	8%	48,297	8%
Office expenses	13,211	2%	7,101	1%
Travel and accommodations	12,617	2%	8,840	2%
Entertainment	6,971	1%	3,729	1%
Others	19,678	4%	49,293	9%
Total general and administrative expenses	$561,564	100%	$579,784	100%

Decrease in general and administrative expenses by $18,220 or 3% from $579,784 for the six months ended June 30, 2020 to $561,564 for the six months ended June 30, 2021. The general and administrative expenses remained stable due to their fixed costs in nature. The acquisition of Nainiang Wine contributed $13,856 to our consolidated general and administrative expenses.

Net Profit

We incurred a net profit of $7,287,683 for the six months ended June 30, 2021 compared to a net loss of $(238,912) for the six months ended June 30, 2020, an increase of $7,526,595 or 3,150%. The increase was primarily attributable to the fact that our revenue has increased significantly, whereas the increase in administrative expenses is lower than the increase of revenue, because some expenses are fixed costs in nature. In addition, the acquisition of Nainiang Wine contributed $2,180,730 to our consolidated net profit.

Liquidity and Capital Resources

	June 30,	December 31,
Working capital:	2021	2020
Total current assets	$21,298,987	$505,082
Total current liabilities	(5,514,195)	(1,947,717)
Working capital surplus (deficiency)	$15,784,792	$(1,442,635)

As of June 30, 2021, we had cash and cash equivalents of $1,193,010. To date, we have financed our operations primarily through working capital generated from our profitable business. The following table provides detailed information about our net cash flows for the six months ended June 30, 2021 and 2020:

Cash flows:	2021	2020
Net cash provided by (used in) operating activities	$1,126,290	(3,699)
Net cash provided by (used in) investing activities	34,170	(670)
Effect of exchange rate changes on cash and cash equivalents	(28,967)	(312)
Net increase (decrease) in cash and cash equivalents	1,131,493	(4,681)
Cash and cash equivalents at the beginning of year	61,517	23,046
Cash and cash equivalents at the end of the six-month period	$1,193,010	18,365

Operating Activities

Net cash provided by operating activities was $1,126,290 for the six months ended June 30, 2021. The difference between our net profit of $7,287,683 and net cash provided by operating activities was mainly attributable to the depreciation of fixed assets and amortization of intangible assets of $25,907, and the decrease in other operating assets and liabilities of $6,187,300 which was generally due to the increase in income tax payables which offset with decrease in accounts receivables, advance to suppliers and amount due from/to related parties.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 was $34,170, as compared net cash used in investing activities to $(670) for the six months ended June 30, 2020. The increase in cash provided by investing activities was mainly attributable to cash acquired from the acquisition of Nainiang Wine, which was offset by the decrease in cash from the acquisition of leasehold improvements and equipment during the six months ended June 30, 2021. We will evaluate and assess the COVID-19 pandemic impact to our business to determine the plan for increasing our capital expenditures in the future periods.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2021:

	Total	Less than 1 year	1-5 years	More than 5 years
Operating lease	$273,406	$243,879	$29,527	$-
Consultancy service	120,000	120,000	-	-
	393,406	363,879	29,527	-

For the six months ended June 30, 2021 and 2020, we entered into various operating lease agreement during the fiscal year 2018 and 2019, and expiring on varying dates through September 2023. The average monthly lease expense is approximately $26,640. The outstanding lease commitment as of June 30, 2021 was $273,406.

During 2019, we entered into a non-cancelable consultancy service agreement with a third-party for the provision of services related to the US listing with the contract amount of $1,200,000. The outstanding commitment as of June 30, 2021 was $120,000.

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

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our management’s relative inexperience with the reporting requirements of public companies under the Exchange Act, as recently evidenced by the long delay we experienced in reporting the acquisition of Nainiang Wine by Shenzhen Wei Lian, which closed on June 3, 2021 and which was reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2021, is a source of substantial concern and risk, and considering all components of our assessment, our president (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2021, the Company issued 9,281,577 shares of the Company’s common stock to the owners (the “Sellers”) of Nainiang Wine, in exchange for the transfer by the Sellers of 99% of the equity ownership interests in Nainiang Wine (the “Acquisition”). The Company reported the Acquisition in its Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fountain healthy aging, inc.
(Registrant)

Dated: August 23, 2021	/s/ Zhu Hong
Zhu Hong
President, Chief Executive Officer and Director
(Principal Executive Officer)