Form 10-Q
period 2021-09-30
FOUNTAIN HEALTHY AGING, INC.
filed 2021-11-15
CIK 1309251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 609,316,077 shares as of November 12, 2021.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOUNTAIN HEALTHY AGING, INC.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED)

	September 30, 2021	December 31, 2020
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	1,220,174	61,517
Accounts receivable	2,485,330	-
Other receivables	179,466	101,432
Inventory	11,794,031	66,037
Prepayment	12,558	133,646
Advance to suppliers	11,556,402	-
Amount due from related parties	52,762	142,450
Total current assets	27,300,723	505,082

Non-current assets:
Leasehold improvements and equipment, net	413,363	87,333
Intangible assets	78,594	-
Operating lease right-of-use assets	159,532	383,203
Deferred tax assets	108,633	-
Total non-current assets	760,122	470,536
Total assets	28,060,845	975,618

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	456,339	134,842
Income tax payables	2,391,384	31,774
Other payables and accruals	898,518	336,604
Deferred revenue	259,260	27,648
Amount due to related parties	79,491	1,097,152
Current operating lease liabilities	139,483	319,697
Total current liabilities	4,224,475	1,947,717

Non-current liabilities:
Non-current operating lease liabilities	20,049	63,506
Total non-current liabilities	20,049	63,506
Total liabilities	4,244,524	2,011,223

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Share capital (750,000,000 shares of Common Stock, par value $0.00001 per share, authorized, of which 609,316,077 and 600,034,500 shares are issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; and 100,000,000 shares of Series A Preferred Stock, par value $0.00001 per share, of which all 100,000,000 shares are issued and outstanding)
Series A Preferred Stock	1,000	1,000
Common Stock	6,093	6,000
Additional paid in capital	10,215,427	(15,146)
Foreign currency translation reserves	(134,240)	(54,091)
Retained earnings (Accumulated deficit)	13,728,041	(973,368)
Total equity (deficit)	23,816,321	(1,035,605)
Total liabilities and equity	28,060,845	975,618

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Revenue	15,045,396	459,795	28,915,041	927,889
Cost of revenue	(4,430,256)	(86,243)	(8,141,174)	(155,541)
Gross profit	10,615,140	373,552	20,773,867	772,348

Selling and marketing expenses	(219,006)	(24,943)	(392,350)	(84,087)
General and administrative expense	(525,927)	(700,095)	(1,087,491)	(1,279,879)
Total operating expenses	(744,933)	(725,038)	(1,479,841)	(1,363,966)
Operating profit (loss)	9,870,207	(351,486)	19,294,026	(591,618)

Other income, net	(2,446)	51	3,524	1,271
Profit (Loss) before income taxes	9,867,761	(351,435)	19,297,550	(590,347)

Income taxes	(2,548,699)	-	(4,690,805)	-
Net profit (loss) for the period	7,319,062	(351,435)	14,606,745	(590,347)

Foreign currency translation differences	58,282	(31,511)	(80,149)	(25,516)
Total comprehensive income (loss) for the period	7,377,344	(382,946)	14,526,596	(615,863)

Earnings per share:
- Basic	0.012	0.000	0.024	0.001
- Diluted	0.012	0.000	0.024	0.001

Weighted average number of shares used in computation:
- Basic	604,574,402	600,034,500	601,564,430	600,034,500
- Diluted	604,574,402	600,034,500	601,564,430	600,034,500

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Share Capital			Foreign	(Accumulated Deficit) Retain Earnings
	Series A preferred Stock	Common Stock	Additional paid in Capital	Currency Translation Reserve	Unrestricted	Statutory Reserve	Total Equity (Deficit)
	US$	US$	US$	US$	US$	US$	US$
Balance at January 1, 2020 (Audited)	1,000	6,000	(15,146)	4,547	(352,392)	6,894	(349,097)
Loss for the period	-		-	-	(590,347)	-	(590,347)
Other comprehensive income	-		-	(25,516)	-	-	(25,516)
Balance at September 30, 2020 (Unaudited)	1,000	6,000	(15,146)	(20,969)	(942,739)	6,894	(964,960)

Balance at January 1, 2021 (Audited)	1,000	6,000	(15,146)	(54,091)	(980,262)	6,894	(1,035,605)
Business combination under common control	-	93	10,230,573	-	-	94,664	10,325,330
Profit for the period	-		-	-	14,606,745	-	14,606,745
Other comprehensive loss	-		-	(80,149)	-	-	(80,149)
Balance at September 30, 2021 (Unaudited)	1,000	6,093	10,215,427	(134,240)	13,626,483	101,558	23,816,321

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	2021	2020
	US$	US$
Cash flows from operating activities:
Net profit (loss)	14,606,745	(590,347)

Adjustments for:
Depreciation and amortization	70,255	17,976
Impairment of intangible assets	-	76,199
Changes in:
Accounts receivable	(1,205,866)	(133,260)
Other receivables and prepayment	75,544	(158,153)
Inventory	(7,092,718)	9,225
Advance to suppliers	(3,953,044)	79,544
Deferred tax assets	(108,215)	-
Accounts payable, other payables and accruals	(1,029,640)	171,314
Income tax payables	939,691	-
Deferred revenue	(71,027)	(202,827)
Amount due from/to related parties	(959,679)	805,152
Net cash provided by operating activities	1,272,046	74,823

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(104,739)	-
Additions to intangible assets	(61,809)	-
Cash acquired from business combination	48,689	-
Net cash used in investing activities	(117,859)	-

Effect of exchange rate changes on cash and cash equivalents	4,470	2,836

Net increase in cash and cash equivalents	1,158,657	77,659
Cash and cash equivalents at the beginning of year	61,517	23,046
Cash and cash equivalents at the end of the year	1,220,174	100,705

Supplemental disclosure of non-cash investing and financing activities:
Income tax paid	3,761,784	-

Right-of-use assets obtained in exchange for operating lease obligations	165,231	291,480

The accompanying notes are an integral part of the financial statements.

FOUNTAIN HEALTHY AGING, INC.

CONDENSED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

On June 2, 2021, FHAI’s wholly-owned subsidiary Shenzhen Wei Lian Jin Meng Electronic Commerce Limited (“Shenzhen Wei Lian”) entered into an equity transfer agreement with the owners (the “Sellers”) of Shenzhen Nainiang Wine Industrial Co., Ltd. (“Nainiang Wine”), under which Shenzhen Wei Lian agreed to acquire 99% ownership of Nainiang Wine in exchange for causing FHAI to issue shares of its common stock to the Sellers at a later date (the “PRC Transaction”). The PRC Transaction closed on June 3, 2021. Among the Sellers is Ms. Zhu Hong, who is the sole officer and director of FHAI and the majority shareholder of FHAI.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three and nine months ended September 30, 2021.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at September 30, 2021.

	Amount	%
Customer A	$1,196,119	48%
Customer B	1,289,211	52%
	$2,485,330	100%

(d)	Advance to suppliers

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this ASU on January 1, 2021 and determined it had no impact on its consolidated financial statements..

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

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable, other receivables and amounts due from related parties. As of September 30, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any customers constituting 10% or more of the net revenue in the nine months ended September 30, 2021 and 2020.

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

The following represents the purchase price allocation at the dates of the acquisition:

June 3, 2021
Cash and cash equivalents	$48,689
Other current assets	13,666,168
Property, plant and equipment	310,631
Current liabilities	(3,697,772)
Total purchase price	$10,327,716

6.	REVENUE

Revenue	For the Three months ended September 30,
	2021	2020
Product sales	$3,641,944	$459,795
Franchise fees and income	743,150	-
Revenues from transactions with franchisees	10,660,302	-
	$15,045,396	$459,795

Revenue	For the Nine months ended September 30,
	2021	2020
Product sales	$9,078,664	$927,889
Franchise fees and income	889,296	-
Revenues from transactions with franchisees	18,947,081	-
	$28,915,041	$927,889

	As of September 30,	As of December 31,
Contract liabilities	2021	2020
Deferred revenue related to prepaid coffee and wine products	$107,221	$27,648
Deferred revenue related to upfront franchise fees	152,039	-
	$259,260	$27,648

Contract liabilities primarily consist of deferred revenue related to prepaid coffee and wine products and upfront franchise fees. Deferred revenue related to prepaid wine products represents advance from franchisees for future supply of products which is expected to recognize as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of September 30, 2021, the Company expects to recognize as revenue of $152,039 within the next 12 months.

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

As of September 30, 2021 and December 31, 2020, other receivables mainly consist of employees advance to be spent for company purposes and refundable rental deposits. The balances are unsecured, non-interest bearing and repayable on demand.

8.	INVENTORY

	As of September 30,	As of December 31,
	2021	2020
Raw materials (1)	$11,611,690	$51,521
Finished goods	182,341	14,516
	$11,794,031	$66,037

(1)	Raw materials mainly consist of unprocessed coffee tea beans, unprocessed wine and packaging materials

9.	PREPAYMENT

As of September 30, 2021 and December 31, 2020, prepayment mainly consists of prepaid administrative expenses that has been utilized subsequently.

10.	LEASEHOLD IMPROVEMENT AND EQUIPMENT, NET

	As of September 30,	As of December 31,
	2021	2020
Leasehold improvement	$65,008	$64,191
Equipment	20,975	16,653
Machinery	33,603	32,563
Computer equipment and software	41,373	20,355
Motor vehicle	442,759	7,245
	$603,718	$141,007
Less: accumulated depreciation	(190,355)	(53,673)
	$413,363	$87,333

Depreciation expense for the three and nine months ended September 30, 2021 and 2020 was $31,609, $55,833, $3,555 and $17,976 respectively.

11.	INTANGIBLE ASSETS

	As of September 30,	As of December 31,
	2021	2020
APP Platform	$93,072	$-
Less: accumulated amortization	(14,478)	-
	$78,594	$-

Amortization expense for the three and nine months ended September 30, 2021 and 2020 was $12,739, $14,422, $nil and $1,628, respectively. The Company recorded an impairment loss on intangible assets of $76,365 to write off the old APP Platform during the year ended December 31, 2020.

12.	OTHER PAYABLES AND ACCRUALS

	As of June 30,	As of December 31,
	2021	2020
Accrued payroll and welfare payable	$70,819	$180,878
VAT and other taxes payable	786,850	92,608
Others (1)	40,849	63,118
	$898,518	$336,604

(1)	As of September 30, 2021 and December 31, 2020, others mainly consist of the outstanding refundable balance upon termination of the cooperative agreement with one customer and payables for rental expenses.

13.	INCOME TAXES

Fountain Healthy Aging, Inc. (“FHAI”) was incorporated in the State of Nevada. FHAI is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as FHAI had no United States taxable income for the three and nine months ended September 30, 2021 and 2020.

Wei Lian Jin Meng Group Limited (“WLJM Cayman”) was incorporated in Cayman Islands. Under the current tax laws of Cayman Islands, WLJM Cayman is not subject to tax on their income or capital gains. In addition, upon dividends is being paid by WLJM Cayman to its shareholders, no Cayman Islands withholding tax will be imposed.

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

The full realization of the tax benefit associated with the losses carried forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period. The Company recognized deferred tax assets of $108,633 relating to tax losses carried forward as of September 30, 2021.

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

The Company recorded deferred tax assets of $108,633 and $nil as of September 30, 2021 and December 31, 2020.

Income tax benefits

	For the three months ended September 30,
	2021	2020
Current tax expense	$2,456,527	$-
Deferred tax expense	92,172	-
	$2,548,699	$-

	For the nine months ended September 30,
	2021	2020
Current tax expense	$4,799,020	$-
Deferred tax benefits	(108,215)	-
	$4,690,805	$-

A reconciliation of tax expense from 25% statutory tax rates for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the three months ended September 30,
	2021	2020
Profit (Loss) before tax	$9,867,761	$(351,435)
Tax expense (benefit) calculated at statutory tax rate	25%	25%
Computed expected tax expense (benefit)	2,466,940	(87,859)
Movement in valuation allowance	71,059	87,859
Others	10,700	-
	$2,548,699	$-

	For the nine months ended September 30,
	2021	2020
Profit (Loss) before tax	$19,297,550	$(590,347)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected tax expense (benefit)	4,824,387	(147,587)
Utilization of tax loss	(39,633)	-
Movement in valuation allowance	(89,695)	147,587
Others	(4,254)	-
	$4,690,805	$-

14.	LEASES

The Company has leases for the office, factory and warehouse in the PRC, under operating leases expiring on various dates through September 2023, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. Rent expense for the three and nine months ended September 30, 2021 and 2020 were $81,135, $240,973, $66,870 and $196,005, respectively.

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

As of September 30, 2021
Within 1 year	$162,800
After 1 year but within 5 years	22,844
Total lease payments	$185,644
Less: imputed interest	(26,112)
Total lease obligations	159,532
Less: current obligations	(139,483)
Long-term lease obligations	$20,049

Other information:

	For the nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$240,973	$196,005
Right-of-use assets obtained in exchange for operating lease liabilities	165,231	291,480
Remaining lease term for operating leases (years)	2	3
Weighted average discount rate for operating leases	4.75%	4.75%

15.	RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a)	Amount due from related parties

		As of September 30,	As of December 31,
	Relationship	2021	2020
Ye Aiyun	Shareholder of the Company	$-	$142,450
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	52,762	-
		$52,762	$142,450

Amount due from a related parties represents cash advance to related parties. The balance is unsecured, non-interest bearing and repayable on demand.

(b)	Amount due to related parties

		As of September, 30	As of December 31,
	Relationship	2021	2020
Zhu Hong	Shareholder of the Company	$79,491	$1,059,853
Zhu Jian Yong	Shareholder of the Company	-	1,731
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	-	24,800
Shenzhen Nainiang Wine Limited	Zhu Hong is the shareholder	-	10,768
Total		$79,491	$1,097,152

The balances represent cash advances to related parties, which were offset with the Company’s assets and expenses paid on behalf by the related parties. The balances with related parties are unsecured, non-interest bearing and repayable on demand.

16.	COMMITMENTS AND CONTINGENCIES

Commitment consists of a non-cancelable consultancy service agreement entered with a third-party for the provision of services related to the US listing with a contract sum of $1,200,000. The outstanding committed contract amount is $120,000. The terms of the agreement are for various milestones stages to be completed within two years through 2021. Future commitments within one year as of September 30, 2021 was $120,000. No future commitments more than one year as of September 30, 2021.

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

Revenue	For the Three months ended September 30,
	2021	2020
Product sales	$3,641,944	$459,795
Franchise fees and income	743,150	-
Revenues from transactions with franchisees	10,660,302	-
	$15,045,396	$459,795

Revenue	For the Nine months ended September 30,
	2021	2020
Product sales	$9,078,664	$927,889
Franchise fees and income	889,296	-
Revenues from transactions with franchisees	18,947,081	-
	$28,915,041	$927,889

	As of September 30,	As of December 31,
Contract liabilities	2021	2020
Deferred revenue related to prepaid coffee and wine products	$107,221	$27,648
Deferred revenue related to upfront franchise fees	152,039	-
	$259,260	$27,648

Contract liabilities primarily consist of deferred revenue related to prepaid wine products and upfront franchise fees. Deferred revenue related to prepaid wine products represents advance from franchisees for future supply of products which is expected to be recognized as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of June 30, 2021, we expect to recognize revenue of $152,039 within the next 12 months.

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

Concentrations of Credit Risk

Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables, prepayment and advance to suppliers. As of September 30, 2021 and December 31, 2020, substantially all of our cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The following customers had an accounts receivable balance greater than 10% of total accounts receivable at September 30, 2021.

	Amount	%
Customer A	$1,196,119	48%
Customer B	1,289,211	52%
	$2,485,330	100%

We did not have customers constituting 10% or more of the net revenues in the three and nine months ended September 30, 2021 and 2020.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following discussion should be read in conjunction with the condensed consolidated financial statements of Fountain Healthy Aging, Inc. attached hereto for the three months ended September 30, 2021 and 2020.

Revenue

We generated $15,045,396 in revenue for the three months ended September 30, 2021 compared to $459,795 for the three months ended September 30, 2020. There was an increase in total revenues of $14,585,601 or 3172% compared with the three months ended September 30, 2021.

Our business is gradually recovering from the COVID-19 pandemic which has been less severe than in 2020. The measures taken by the Chinese government to contain the virus have been effective, business has returned to normal and the market has substantially regained confidence. The recovery of the economy has positively affected our results, and we earned a significant portion of revenue from our new wine products that were launched in January 2021. In addition, we acquired Nainiang Wine on June 3, 2021, which contributed $10,893,592 to our consolidated revenue for the three months ended September 30, 2021.

Cost of Revenue

Cost of revenue was $4,430,256 for the three months ended September 30, 2021 compared to $24,943 for the three months ended September 30, 2020. The increase of cost of revenue by $4,405,313 or 17662% was relatively in line with the increase in revenue. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research, and development costs, etc.. The acquisition of Nainiang Wine contributed $3,828,364 to our consolidated cost of revenue for the three months ended September 30, 2021.

Gross profit

Gross profit for the three months ended September 30, 2021 was $10,615,140 compared with $373,552 for the three months ended September 30, 2020. The decrease in gross profit margin of 71% for the three months ended September 30, 2021 compared to 81% for the three months ended September 30, 2020 was due to a lower margin for the new wine products and the lower gross profit margin from the acquisition of Nainiang Wine. The gross profit margin of Nainiang Wine for the three months ended September 30, 2021 was 65%.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the three months ended September 30, 2021 and 2020 was $219,006 and $24,943, respectively. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. The increase of selling and marketing expenses by $194,063 or 778% was relatively in line with the increase in revenue. In addition, the acquisition of Nainiang Wine contributed $140,708 to our consolidated selling and marketing expenses.

General and administrative expense

By far the most significant component of our operating expenses for both the three months ended September 30, 2021 and 2020 was general and administrative expenses of $525,927 and $700,095, respectively. The following table sets forth the main components of our general and administrative expenses for the three months ended September 30, 2021 and 2020.

	For the three months ended September 30,
	2021		2020
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$239,582	45%	$250,454	36%
Salary and welfare	135,404	26%	132,871	19%
Rental expenses	60,756	11%	66,870	10%
Research and development costs	-	-%	1,689	0%
Office expenses	25,256	5%	29,532	4%
Travel and accommodations	4,339	1%	8,720	1%
Entertainment	13,326	3%	7,104	1%
Impairment losses on long-lived assets	-	-%	76,199	11%
Others	47,204	9%	126,656	18%
Total general and administrative expenses	$525,927	100%	$700,095	100%

The $174,168, or 25%, decrease in general and administrative expenses, from $700,095 for the three months ended September 30, 2020 to $525,927 for the three months ended September 30, 2021, was mainly due to the decrease in consultant fees that was significantly incurred during the year of 2020 for the services provided by the Company’s consultants in connection with the reverse acquisition of WLJM Cayman. The acquisition of Nainiang Wine contributed $111,644 to our consolidated general and administrative expenses.

Net Profit

We reported a net profit of $7,319,062 for the three months ended September 30, 2021 compared to a net loss of $(351,435) for the three months ended September 30, 2020, an increase of $7,670,497 or 2183%. The increase was primarily attributable to the fact that our revenue has increased significantly, whereas the increase in administrative expenses is lower than the increase of revenue, because the decrease in consultant fees and some expenses are fixed costs in nature. In addition, the acquisition of Nainiang Wine contributed $5,097,498 to our consolidated net profit for the three months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following discussion should be read in conjunction with the condensed consolidated financial statements of Fountain Healthy Aging, Inc. attached hereto for the nine months ended September 30, 2021 and 2020.

Revenue

We generated $28,915,041 in revenue for the nine months ended September 30, 2021 compared to $927,889 for the nine months ended September 30, 2020. There was an increase in total revenues of $27,987,152 or 3016% compared with the nine months ended September 30, 2020.

Our business is gradually recovering from the COVID-19 pandemic, which has been less severe than in 2020. The measures taken by the Chinese government to contain the virus have been effective, business has returned to normal and the market has substantially regained confidence. The recovery of the economy has positively affected our results, and we earned a significant portion of revenue from our new wine products that was launched in January 2021. In addition, we acquired Nainiang Wine on June 3, 2021, which contributed $15,537,182 to our consolidated revenue for the nine months ended September 30, 2021.

Cost of Revenue

Cost of revenue was $8,141,174 for the nine months ended September 30, 2021 compared to $155,541 for the nine months ended September 30, 2020. The increase of cost of revenue by $7,985,633 or 5134% was relatively in line with the increase in revenue. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research, and development costs, etc.. The acquisition of Nainiang Wine contributed $5,522,914 to our consolidated cost of revenue for the nine months ended September 30, 2021.

Gross profit

Gross profit for the nine months ended September 30, 2021 was $20,773,867 compared with $772,348 for the nine months ended September 30, 2020. The decrease in gross profit margin of 72% for the nine months ended September 30, 2021 compared to 83% for the nine months ended September 30, 2020 was due to a lower margin for the new wine products and the lower gross profit margin from the acquisition of Nainiang Wine. The gross profit margin of Nainiang Wine for the nine months ended September 30, 2021 was 64%.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the nine months ended September 30, 2021 and 2020 was $392,350 and $84,087, respectively. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. The increase of selling and marketing expenses by $308,263 or 367% was relatively in line with the increase in revenue. In addition, the acquisition of Nainiang Wine contributed $168,956 to our consolidated selling and marketing expenses for the nine months ended September 30, 2021.

General and administrative expense

By far the most significant component of our operating expenses for both the nine months ended September 30, 2021 and 2020 was general and administrative expenses of $1,087,491 and $1,279,879, respectively. The following table sets forth the main components of our general and administrative expenses for the nine months ended September 30, 2021 and 2020.

	For the nine months ended September 30,
	2021		2020
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$456,433	42%	$447,375	35%
Salary and welfare	223,541	21%	269,339	21%
Rental expenses	220,594	20%	196,005	15%
Research and development costs	44,263	4%	49,986	4%
Office expenses	38,467	4%	36,633	3%
Travel and accommodations	17,016	1%	17,560	1%
Entertainment	20,297	2%	10,833	1%
Impairment losses on long-lived assets	-	-	76,199	6%
Others	66,880	6%	175,949	14%
Total general and administrative expenses	$1,087,491	100%	$1,279,879	100%

Decrease in general and administrative expenses by $192,388 or 15% from $1,279,879 for the nine months ended September 30, 2020 to $1,087,491 for the nine months ended September 30, 2021. The general and administrative expenses remained stable due to their fixed costs in nature. The acquisition of Nainiang Wine contributed $125,500 to our consolidated general and administrative expenses for the nine months ended September 30, 2021.

Net Profit

We incurred a net profit of $14,606,745 for the nine months ended September 30, 2021 compared to a net loss of $(590,347) for the nine months ended September 30, 2020, an increase of $19,887,897 or 3369%. The increase was primarily attributable to the fact that our revenue has increased significantly, whereas the increase in administrative expenses is lower than the increase of revenue, because some expenses are fixed costs in nature. In addition, the acquisition of Nainiang Wine contributed $7,278,228 to our consolidated net profit for the nine months ended September 30, 2021.

Liquidity and Capital Resources

	September 30,	December 31,
	2021	2020
Working capital:
Total current assets	$27,300,723	$505,082
Total current liabilities	(4,224,475)	(1,947,717)
Working capital surplus (deficiency)	$23,076,248	$(1,442,635)

As of September 30, 2021, we had cash and cash equivalents of $1,220,174. To date, we have financed our operations primarily through working capital generated from our profitable business. The following table provides detailed information about our net cash flows for the nine months ended September 30, 2021 and 2020:

	2021	2020
Cash flows:
Net cash provided by operating activities	$1,272,046	74,823
Net cash used in investing activities	(117,859)	-
Effect of exchange rate changes on cash and cash equivalents	4,470	2,836
Net increase in cash and cash equivalents	1,158,657	77,659
Cash and cash equivalents at the beginning of year	61,517	23,046
Cash and cash equivalents at the end of the nine-month period	$1,220,174	100,705

Operating Activities

Net cash provided by operating activities was $1,272,046 for the nine months ended September 30, 2021. The difference between our net profit of $14,606,745 and net cash provided by operating activities was mainly attributable to the depreciation of fixed assets and amortization of intangible assets of $70,255, and the decrease in other operating assets and liabilities of $837,810 which was generally due to the increase in income tax payables which offset with decrease in advance to suppliers, inventory, accounts payables, other payables and accruals and amount due from/to related parties.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $118,637, as compared to nil for the nine months ended September 30, 2020. The increase in cash provided by investing activities was mainly attributable to cash acquired from the acquisition of Nainiang Wine, which was offset by the decrease in cash from the acquisition of leasehold improvements and equipment and intangible assets during the nine months ended September 30, 2021. We will evaluate and assess the COVID-19 pandemic impact to our business to determine the plan for increasing our capital expenditures in the future periods.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2021:

	Total	Less than 1 year	1-5 years	More than 5 years
Operating lease	$185,644	$162,800	$22,844	$-
Consultancy service	120,000	120,000	-	-
	305,644	282,800	22,844	-

For the nine months ended June 30, 2021 and 2020, we entered into various operating lease agreement during the fiscal year 2018 and 2019, and expiring on varying dates through September 2023. The average monthly lease expense is approximately $26,184. The outstanding lease commitment as of September 30, 2021 was $185,644.

During 2019, we entered into a non-cancelable consultancy service agreement with a third-party for the provision of services related to the US listing with the contract amount of $1,200,000. The outstanding commitment as of September 30, 2021 was $120,000.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Fountain healthy aging, inc.
(Registrant)

Dated: November 15, 2021	/s/ Zhu Hong
Zhu Hong
President, Chief Executive Officer and Director
(Principal Executive Officer)