Form 10-K
period 2021-12-31
MICROALLIANCE GROUP INC.
filed 2022-03-31
CIK 1309251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________

Commission file number: 333-123774

Microalliance Group Inc.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates on June 30, 2021 (based upon the closing sale price of $1.00 per share) was $6,034,500. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 609,316,077 shares as of March 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding business strategies, macro-economic and sector-specific trends, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not put undue reliance on any of these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to reflect changes in our expectations or future events.

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

Unless otherwise indicated by the context, references to the “Company, “we,” “us,” “our” in this report are to the combined business of Microalliance Group Inc., a Nevada corporation, and its consolidated subsidiaries.

ii

Disclosures Related to Our China-Based Operations

We are a holding company incorporated in Nevada with no material operations of our own. We conduct our business through our operating subsidiaries in China. This structure involves unique risks to investors, and you may never directly hold equity interests in the operating entities.

There are significant legal and operational risks associated with having substantially all operations in China, including that changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition, results of operations and the market price of our securities. Moreover, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC government recently initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity (“VIE”) structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that our subsidiaries in China are directly subject to these regulatory actions or statements, as we have not carried out any monopolistic behavior, we have never adopted a VIE structure, and our business does not involve any restricted industry or implicate cybersecurity. However, since these statements and regulatory actions by the PRC government are newly published and detailed official guidance and related implementation rules have not been issued or taken effect, uncertainties exist as to how soon the regulatory bodies in China will finalize implementation measures, and the impacts the modified or new laws and regulations will have on our daily business operation and trading of our securities on the U.S. over-the-counter (OTC) markets. For a detailed description of various risks related to doing business in China, see “Risk Factors — Risks Related to Doing Business in China” beginning on page 7.

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCA Act”) enacted in 2020, the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of a position taken by the authorities in such jurisdictions. The PCAOB’s report identified specific registered public accounting firms which are subject to these determinations. Both of our former auditor, Audit Alliance LLP, and current auditor, Onestop Assurance PAC, are headquartered in Singapore and were not identified in this report. However, trading in our securities may be prohibited under the HFCA Act if the PCAOB determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely for three consecutive years. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange or the OTC markets if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three.

iii

Part I

ITEM 1. BUSINESS.

Business Overview

Microalliance Group Inc. is a US holding company incorporated in Nevada on February 25, 2004 and operating through the Company’s wholly owned subsidiary Wei Lian Jin Meng Group Limited, a company incorporated under the laws of the Cayman Islands on June 30, 2020 (“WLJM Cayman”) and WLJM Cayman’s subsidiaries. The Company’s entire business, including operations, employees, sales and marketing and research and development, are all conducted through its subsidiaries located within the People’s Republic of China (“PRC”). The Company filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada on February 7, 2022 to change its corporate name from Fountain Healthy Aging, Inc. to Microalliance Group Inc.

Currently, the Company’s business primarily consists of two types of products: coffee and liquor. The Company, through its PRC subsidiaries, develops, produces, markets and sells flagship “coffee tea” products, which are innovative specialty coffee products with Chinese black tea’s taste, as well as black coffee products and other coffee products. We sell our coffee products wholesale to retail partners and corporate customers, and we also sell directly to consumers in the PRC via our e-commerce channels. We commit to build the first brand of “coffee tea” culture in the PRC. As of the date of this report, we have entered into franchise agreements with a large number of franchisees relating to the distribution, marketing and sale of our coffee products, and we are offering five different coffee products.

Our liquor products are sold across China through sales agents, distributors and franchisees. Our licensed “Nainiang Liquor” retail stores have opened in a dozen cities in China, such as Beijing, Shanghai, Shenzhen, Xiamen, Chongqing, Chengdu, Kunming, Foshan, Zhaoqing, Huangshan, Jingzhou and Baoding, to primarily market and sell our proprietary brand liquor products to consumers. We supply the licensed retail stores with our liquor products and maintain quality and uniformity throughout the licensed stores by requiring uniform retail prices, providing continual trainings, periodic field visits by our marketing personnel and holding annual and special meetings of franchisees. Such retail stores launch marketing initiatives like tasting events to increase our brand awareness and promote sales. We currently sell six liquor products, including featured “coffee spirit” products and vintage “Baijiu” products. Our “coffee spirit” products are independently innovated by us and unique in China, representing spirits fermented from a mixture of sorghum and coffee beans. Our “Baijiu” (a type of Chinese liquor made from whole grain with alcohol content from 40-60%) products have excellent quality and we own a large stock of vintage Baijiu whose value grows as they age. The liquor market size is massive which generates more revenues than the coffee business.

COVID-19 Impacts

The COVID-19 pandemic has had negative impact on our business, operating results and cash flows. The spread of the novel coronavirus, which was declared a pandemic by the World Health Organization in March 2020, has caused different countries and cities to mandate curfews, including “shelter-in-place” and closures of most non-essential businesses as well as other measures to mitigate the spread of the virus. Our coffee factory in Dongguan as well as offices, contracted liquor producers and licensed “Nainiang Liquor” retail stores in Shenzhen have been temporarily closed due to COVID-19 resurgences and local containment measures. Consumer demand for liquor products has dropped during lockdown periods as a result of social distancing policies and reduced gatherings. The PRC was relatively successful in containing the pandemic throughout most of 2020 under the curfew and social distancing measures. However, the PRC has been experiencing a resurgent outbreak since beginning of 2022. In addition, our plan to expand internationally has largely stalled due to COVID-19. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and our coffee and liquor business in particular.

Corporate History and Structure

Microalliance Group Inc. is a US holding company incorporated in Nevada on February 25, 2004.

Wei Lian Jin Meng Group Limited, or WLJM Cayman, was incorporated in the Cayman Islands on June 30, 2020. It is 100% owned by Microalliance Group Inc. On February 2, 2021, the Company closed an acquisition of WLJM Cayman. The acquisition was effected by way of a share exchange agreement (the “Exchange Agreement”), with WLJM Cayman and shareholders who together own shares constituting 100% of the issued and outstanding shares of WLJM Cayman (the “WLJM Cayman Sellers”). Pursuant to the terms of the Exchange Agreement, the WLJM Cayman Sellers transferred to the Company all of their shares of WLJM Cayman in exchange for the issuance of 600,000,000 shares of the Company’s common stock (the “Acquisition”). The Acquisition has been accounted for as a recapitalization of the Company, whereby WLJM Cayman is the accounting acquirer.

Wei Lian Jin Meng (Hong Kong) Company Limited, or WLJM HK, was established in the Hong Kong Special Administrative Region (“Hong Kong”) of the PRC on August 5, 2020. It is 100% owned by WLJM Cayman.

Jin You Wei Meng (Shenzhen) Consulting Company Limited (金友微盟（深圳）信息咨询有限公司), or JYWM WFOE, was established as a wholly foreign-owned enterprise on November 24, 2020, under the laws of the PRC. It is 100% owned by WLJM HK.

Shenzhen Wei Lian Jin Meng Electronic Commerce Limited (深圳市微联金盟电子商务科技有限公司), or Shenzhen Wei Lian, was incorporated on October 17, 2017, under the laws of the PRC. It is 100% owned by JYWM WFOE.

Dongguan Dishi Coffee Limited (东莞市滴石咖啡有限公司), or Dongguan Dishi, was incorporated on October 25, 2018, under the laws of the PRC. It is 100% owned by Shenzhen Wei Lian.

Shenzhen Nainiang Coffee Art Museum Limited (深圳市乃娘咖啡艺术馆有限公司), or Shenzhen Nainiang, was incorporated on June 20, 2019, under the laws of the PRC. It is 100% owned by Shenzhen Wei Lian.

Shenzhen Nainiang Liquor Industrial Co., Ltd. (深圳市乃娘酒业有限公司), or Nainiang Liquor, was incorporated on January 14, 2020, under the laws of the PRC. Its corporate name was translated as “Shenzhen Nainiang Wine Industrial Co., Ltd.” in our previous SEC filings and we changed the translation to “Shenzhen Nainiang Liquor Industrial Co., Ltd.” to more accurately reflect the corresponding English meaning and its business. It is 99% owned by Shenzhen Wei Lian. On August 16, 2021, the Company entered into and closed a share exchange agreement with certain equity owners of Nainiang Liquor (the “Nainiang Liquor Owners”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company issued a total of 9,281,577 shares of the Company’s common stock to the Nainiang Liquor Owners in exchange for the Nainiang Liquor Owners, on June 3, 2021 and pursuant to a separate contract, transferring to the Company’s wholly-owned subsidiary, Shenzhen Wei Lian, 99% of the total issued and outstanding equity of Nainiang Liquor.

The chart below presents our current corporate structure:

Products

The Company, through its PRC subsidiaries, currently offers five coffee products and six liquor products.

Our coffee products include flagship “coffee tea” products, which are innovative specialty coffee products with Chinese black tea’s taste. We also offer premium black coffee and other coffee products.

Our “Nainiang” liquor line features “coffee spirit” and Baijiu products. Our unique “coffee spirit” products represent spirits fermented from a mixture of sorghum and coffee beans, with different alcohol content from 22% to 42%. Our Baijiu offerings consist of high quality, fragrant Baijiu (a type of Chinese liquor made from whole grain with alcohol content from 40-60% that has a long history and is the most popular type of spirits in China).

Suppliers

We have a limited number of suppliers for our raw materials and logistics service. In 2020 and 2021, we purchased our coffee beans mainly from one supplier. We also cooperate with three different delivery service providers from warehouses to our customers.

Currently, we outsource the production of our branded liquor products to three third-party liquor producers and partner with three transportation vendors to deliver liquor products from warehouses to customers.

We maintain good relationships with our suppliers, and as of the date of this filing, we have not experienced any material disputes or supply shortages.

Competitive Strengths

We believe that the following competitive strengths contribute to our success and differentiate us from our competitors:

●	Innovative “coffee tea” products. Chinese consumers are already familiar with tea, a traditional Chinese drink. Our “coffee tea” products are aimed at attracting Chinese consumers who are also interested in coffee. Our black coffee products and other coffee products are also targeting coffee consumers in China.

●	Stable source of premium coffee beans. Our commitment to quality is uncompromising. We source premium Arabica coffee beans from coffee plantations covering 500,000 mu (approximately 82,368 acres or 129 square miles) in Yunnan Province that are located between 15 degrees north latitude and the Tropic of Cancer—an ideal area for coffee growth. Most of this production area is between 1,000 and 2,000 meters above sea level. The terrain is mainly mountainous and sloping land with large fluctuations, fertile soil, ample sunshine, abundant rainfall, and the day and night temperature difference is large. All of these unique natural conditions make our Arabian coffee beans fragrant, taste strong but not bitter and slightly fruity. We believe that such coffee beans are favored by mainstream Chinese coffee consumers. We maintain good relationships with our suppliers, and as of the date of this filing, we have not experienced any material disputes or supply shortages.

●	Proprietary, effectively managed production base. We have our own dedicated production base, a coffee factory that was established in October 2018, to process the coffee beans harvested at the plantation in Yunnan Province. Processing the coffee beans includes roasting, grinding, mixing and packaging the beans into our finished products. We employ a natural production process without any additives. With our own production facilities, we can maintain control of the quality of our products and adjust the formula of our products to meet the rapidly changing tastes of our customers. We have designed stringent quality control standards and enforced comprehensive quality control measures covering supplier selection, quality inspection and testing.

●	Innovative “coffee spirit” products and large stock of premium “Baijiu.” Our “coffee spirit” products are independently innovated by us and unique in China, with premium quality, good taste and large profit margin. Our “Baijiu” (a type of Chinese liquor made from whole grain with alcohol content from 40-60%) products have excellent quality and we own a large stock of vintage Baijiu whose value grows as they age.

●	Professional and experienced management. We have a professional and experienced senior management team with a proven track record in this industry. By combining our management’s capability in implementing growth strategies and our in-depth knowledge in the beverage industry, our management team is confident that our company is poised to capture potential market opportunities in coffee segment and liquor segment.

●	Dedicated research and development team. We have an independent and experienced research and development (R&D) team dedicated to developing new product offerings. They explore the tastes of the customers, track the market trends, and can help us launch more diversified products in the future. We encourage the reader to refer to the section titled “Intellectual Property” below for a more detailed description of our trademarks and copyrights.

●	Continuous focus on technology. Technology is at the core of our business. With our centralized technology system, we are able to simplify and standardize our operations and quickly process and fulfil customer orders. We analyze our sales data in order to continuously enhance our products and services, implement dynamic pricing and improve customer acquisition.

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

Human Capital

As of March 31, 2022, we have 30 full-time employees, including ten serving on and assisting the management, one in customer service department, one in our general administrative office, one in our planning office, one in our CEO’s office, ten in our finance department, two in our research and development department, three in our manufacturing department and one in our foreign trade department. We believe we are compliant with local prevailing wage, contractor licensing and insurance regulations in material aspects.

We entered into standard employment contracts with our full-time employees pursuant to applicable PRC laws. In addition to salaries and benefits, we provide performance-based bonuses or commission-based compensation to certain employees. As required by PRC law, we participate in various employee social security plans that are organized by municipal and provincial governments for our employees.

We maintain a good working relationship with our employees, and as of the date of this filing, we have not experienced any material labor disputes in the past. None of our employees are represented by labor unions.

Intellectual Property

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

Government Regulation

We are subject to the PRC laws and regulations covering a range of subject matters, including food safety, environmental protection, fire prevention, consumer rights, foreign investment, labor, e-commerce, among others. Many of these laws and regulations are evolving. However, changes to such laws, regulations and rules and related compliance obligations could result in significant costs but are not expected to have a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.

Licenses

Our PRC subsidiaries have the following licenses granted by the government for their operations:

Company Name	License	Issuing Agency	Expiration Date
Dongguan Dishi Coffee Limited	Food Production License	Dongguan City Food and Drug Administration	May 20, 2024
Shenzhen Nainiang Liquor Industrial Co., Ltd.	Food Business License (Liquor Wholesale)	Shenzhen City Market Supervision Administration	April 1, 2025
Shenzhen Wei Lian Jin Meng Electronic Commerce Limited	Food Business License	Shenzhen City Market Supervision Administration	November 27, 2022
Shenzhen Nainiang Coffee Art Museum Limited	Food Business License	Shenzhen City Market Supervision Administration	April 28, 2025

Regulations on Food Industry

Food Distribution License

According to the Administrative Measures for Food Distribution Licensing, which was promulgated by the China Food and Drug Administration on August 31, 2015 and was latest amended on November 17, 2017, entities engaging in food distributions and catering services in the PRC shall obtain a food distribution license. The food distribution license is issued by food and drug administration at or above the county level and is valid for five years.

Food Safety

The Food Safety Law of the PRC, or the Food Safety Law, was promulgated by the Standing Committee of the National People’s Congress on February 28, 2009 and was latest amended on April 29, 2021. The Regulation on the Implementation of the Food Safety Law of the PRC was promulgated by the State Council on July 20, 2009 and was latest amended on October 11, 2019. According to the Food Safety Law, food producers and traders shall be responsible for the safety of the food which they produce or deal in. Food producers and traders shall engage in production and trade in accordance with laws, regulations, and food safety standards, ensure food safety, have integrity and self-discipline, take responsibility to the society and the public, accept supervision from the society, and assume social responsibilities.

Food Recall System

The State has also established a food recall system under the requirement provided in the Food Safety Law. The Administrative Measures for Food Recall, or the Food Recall Measures, was promulgated by the China Food and Drug Administration on March 11, 2015, which became effective on September 1, 2015 and was revised on October 23, 2020. According to the Food Recall Measures, food producers and distributors shall be the primary persons responsible for food safety and bear the obligations to recall and dispose unsafe foods.

Where any food producer or distributor finds that any of the foods it produced or sold is unsafe, it shall immediately cease the production or sale of such food and take necessary measures to prevent and control food safety risks. Where any food producer knows that any of the foods it produced is unsafe, it shall voluntarily recall such food. Based on the seriousness and urgency degree of food safety risks, food recall is divided into three levels.

Level I recall: Where the food has caused or may cause serious health damages or death after consumption, the food producer shall initiate the recall within 24 hours upon learning the risks and report the recall plan to the local market supervision and administration departments at or above the county level.

Level II recall: Where the food has caused or may cause ordinary health damages after consumption, the food producer shall initiate the recall within 48 hours upon learning the risks and report the recall plan to the local market supervision and administration departments at or above the county level.

Level III recall: Where the food label or mark has false indications, the food producer shall initiate the recall within 72 hours upon learning the risks and report the recall plan to the local market supervision and administration departments at or above the county level. If the food with defective label or mark will not cause health damage after consumption, the food producer shall rectify and may voluntarily recall such food.

Consumer Protection

According to the Food Safety Law, consumers suffering damages caused by food which does not meet food safety standards may claim compensations from either producers or distributors. Producers or distributors must make compensation upon requirements and shall not pass the buck. The one who pays the compensation has the right to receive reimbursement from the accountable party. Where producers knowingly produce or distributors knowingly sell unqualified foods, consumers may also claim punitive damages.

According to the Laws of the PRC on the Protection of Consumer Rights and Interests, which was promulgated by the Standing Committee of the National People’s Congress on October 31, 1993 and was latest amended on October 25, 2013, and the Product Quality Law of the PRC, which was promulgated by the Standing Committee of the National People’s Congress on February 22, 1993 and was latest amended on December 29, 2018, consumers or other victims suffering from personal injuries or property damages due to defects of products have the right to claim compensations either from the distributors or from the producers of the products.

According to the PRC Civil Code promulgated by the National People’s Congress on May 28, 2020, effective on January 1, 2021, producers shall bear tortious liability for any damage caused by their defective products, while distributors shall bear tortious liability for any damage caused due to defects resulting from their own fault.

Foreign Investment Regulation

The establishment, operation and management of corporate entities in mainland China are governed by the Company Law of the People’s Republic of China, or the China Company Law, which was adopted by the Standing Committee of the National People’s Congress (“SCNPC”) in December 1993, implemented in July 1994, and subsequently amended in December 1999, August 2004, October 2005, December 2013 and October 2018. Under the China Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The China Company Law also applies to foreign-invested limited liability companies and foreign-invested companies limited by shares. Pursuant to the China Company Law, where laws on foreign investment have other stipulations, such stipulations shall prevail. In December 2021, the SCNPC issued the draft amendment to the China Company Law for comment. The draft amended China Company Law has made roughly 70 substantive changes to the 13 chapters and 218 articles of the current Company Law (rev. 2018). It would (i) refine special provisions on state-funded companies; (ii) improve the company establishment and exit system; (iii) optimize corporate structure and corporate governance; (iv) optimize the capital structure; (v) tighten the responsibilities of controlling shareholders and management personnel; and (vi) strengthen corporate social responsibility.

Investment activities in mainland China by foreign investors are governed by the Guiding Foreign Investment Direction, which was promulgated by the State Council on February 11, 2002, and came into effect on April 1, 2002, and the latest Special Administrative Measures (Negative List) for Foreign Investment Access (2021), or the Negative List, which was promulgated by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission (“NDRC”) on December 27, 2021, and took effect on January 1, 2022. The Negative List set out in a unified manner the restrictive measures, such as the requirements on shareholding percentages and management, for the access of foreign investments, and the industries that are prohibited for foreign investment. The Negative List covers 12 industries, and any field not falling in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment.

The Foreign Investment Law of the People’s Republic of China, or the Foreign Investment Law was promulgated by the NPC in March 2019 and become effective in January 2020. After the Foreign Investment Law came into force, the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, the Law of the People’s Republic of China on Sino-foreign Equity Joint Ventures and the Law of the People’s Republic of China on Sino-foreign Contractual Joint Ventures have been repealed simultaneously. The investment activities of foreign natural persons, enterprises or other organizations (hereinafter referred to as foreign investors) directly or indirectly within the territory of mainland China shall comply with and be governed by the Foreign Investment Law, including: 1) establishing by foreign investors of foreign-invested enterprises in mainland China alone or jointly with other investors; 2) acquiring by foreign investors of shares, equity, property shares, or other similar interests of Chinese domestic enterprises; 3) investing by foreign investors in new projects in mainland China alone or jointly with other investors; and 4) other forms of investment prescribed by laws, administrative regulations or the State Council.

In December 2019, the State Council issued the Regulations on Implementing the Foreign Investment Law, which came into effect in January 2020. After the Regulations on Implementing the Foreign Investment Law came into effect, the Regulation on Implementing the Law on Sino-foreign Equity Joint Ventures, Provisional Regulations on the Duration of Sino-Foreign Equity Joint Ventures, the Regulations on Implementing the Law on Wholly Foreign-Owned Enterprises and the Regulations on Implementing the Law on Sino-Foreign Cooperative Joint Ventures have been repealed simultaneously.

In December 2019, the MOFCOM and the State Administration for Market Regulation (“SAMR”) issued the Measures for the Reporting of Foreign Investment Information, which came into effect in January 2020. After the Measures for the Reporting of Foreign Investment Information came into effect, the Interim Measures on the Administration of Filing for Establishment and Change of Foreign Invested Enterprises has been repealed simultaneously. Since January 1, 2020, for foreign investors carrying out investment activities directly or indirectly in mainland China, the foreign investors or foreign-invested enterprises shall submit investment information to the relevant commerce administrative authorities pursuant to these measures.

None of our PRC subsidiaries’ business falls within the 2021 Negative List, and therefore, all of our PRC subsidiaries are able to conduct their business without being subject to restrictions imposed by foreign investment laws and regulations in China.

Available Information

The SEC maintains an Internet site that contains reports and other electronic information regarding Microalliance Group Inc. and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Related to Doing Business in China

The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Substantially all of our operations are conducted in the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by the economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operations could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese government recently has published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will not in the future release regulations or policies regarding our industry that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer our securities, and could cause the value of such securities to significantly decline or become worthless.

For example, in July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements via variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Although we have never adopted a VIE structure and our business does not involve any type of restricted industry, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations, and our business in China, as well as the value of our securities, may also be adversely affected.

Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China. The SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with VIE structures. We have never adopted a VIE structure and are not in any industry that is subject to foreign ownership limitations by China. However, it is possible that the Company’s filings with the SEC may be subject to enhanced review by the SEC.

In response to the SEC’s July 30, 2021 statement, the China Securities Regulatory Commission (“CSRC”) announced on August 1, 2021, that “[i]t is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” The CSRC pledged to continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” and emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.” If any new legislation, executive orders, laws and/or regulations are implemented, if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension or if the Chinese government exerts more oversight and control over securities offerings that are conducted in the United States, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the value of our securities.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

Substantially all of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has recently announced its plans to enhance its regulatory oversight of Chinese companies listing overseas. The Opinions on Strictly Cracking Down on Illegal Securities Activities issued on July 6, 2021 called for:

●	tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed Chinese companies with respect to data security and information security;

●	enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and

●	extraterritorial application of China’s securities laws.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administrative Provisions”), and the Measures Regarding Recordation of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Measures”). The Administrative Provisions and Measures aim to establish a unified supervision system and promote cross-border regulatory cooperation. The Measures lay out filing procedures for domestic companies to record both direct and indirect overseas listings with the CSRC. If a domestic enterprise intends to indirectly offer and list securities in an overseas market, the filing obligation falls on a major operating entity incorporated in the PRC and such filing shall be submitted within three business days after the overseas listing application is initially filed. The required submission materials with respect to an initial public offering and listing overseas shall include, among other things, a completed report and related undertakings; regulatory opinions, recordation receipt, approval notice and other documents issued by competent regulatory authorities of relevant industries (if applicable); security assessment opinion issued by relevant regulatory authorities (if applicable); PRC legal opinion; and prospectus for the offering.

According to the Q&A held by CSRC officials for journalists thereafter, the CSRC will adhere to the principle of non-retroactive application of law and first focus on issuers conducting initial public offerings and follow-on offerings by requiring them to complete the recordation procedures. Other issuers will be given a sufficient transition period. The CSRC officials also noted that the regulation system contemplated by the draft Administrative Provisions and Measures differentiates between IPOs and follow-on offerings to take into account overseas capital markets’ fast and efficient features and to reduce impacts on overseas financing activities by domestic companies. If the Administrative Provisions and the Measures are enacted as proposed, we expect to perform necessary recordation filings with the CSRC for our trading on the OTC market within the prescribed transition period.

As there are still uncertainties regarding the enactment, interpretation and implementation of regulations and rules under the umbrella of the Opinions on Strictly Cracking Down on Illegal Securities Activities, there is no assurance that our business, operating results, cash flows and prospect will not be negatively affected by new regulatory requirements in the future.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are subject to laws and regulations applicable to foreign investments in China and are treated as foreign-invested enterprises under PRC laws. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, our sole executive officer and director is a resident of China, and substantially all of her assets are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Substantially all of our assets are located outside of the United States and substantially all of our current operations are conducted in the PRC. In addition, our sole director and officer is a national and resident of China. A substantial portion of the assets of our sole director and officer is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon this person. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officer and director. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Currently, all of our revenues are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any.

PRC laws and regulations establish complex procedures in connection with certain acquisitions of China-based companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions or mergers in China.

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce (“MOFCOM”), the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC, and the State Administration of Foreign Exchange, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and were amended on June 22, 2009. The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities of a PRC company obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings through special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.

The regulations also established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies.

Moreover, according to the Anti-Monopoly Law of the People’s Republic of China promulgated on August 30, 2007 and the Provisions on Thresholds for Reporting of Concentrations of Undertakings (the “Prior Reporting Rules”) issued by the State Council in August 2008 and amended in September 2018, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the anti-monopoly enforcement agency of the State Council when the applicable threshold is crossed and such concentration shall not be implemented without the clearance of prior reporting. In addition, the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the “Security Review Rules”) issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.

We may grow our business in part by acquiring other companies operating in our industry. Compliance with the requirements of the regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Although Microalliance Group Inc. has not raised any funds outside China or transferred any funds to its subsidiaries as of the date of this filing, PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent it from making capital contributions or loans to its PRC subsidiaries in the future.

Although Microalliance Group Inc. has not raised any funds outside China or transferred any funds to its subsidiaries as of the date of this filing, as an offshore holding company, it is permitted under PRC laws and regulations to provide funding to its PRC subsidiaries through loans or capital contributions. However, loans by Microalliance Group Inc. to its PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange and capital contributions to its PRC subsidiaries are subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System, and registration with other governmental authorities in China.

The State Administration of Foreign Exchange promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign- Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether the State Administration of Foreign Exchange will permit such capital to be used for equity investments in the PRC in actual practice. The State Administration of Foreign Exchange promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of Circular 19 and Circular 16 could result in administrative penalties.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or future capital contributions by us to our PRC subsidiaries. As a result, uncertainties exist as to our ability to provide prompt financial support to our PRC subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use foreign currency and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Failure to comply with PRC regulations relating to the investment in offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

On July 14, 2014, SAFE issued the Circular on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (“Circular 37”), which replaced the Circular 75, promulgated by SAFE on October 21, 2005. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a “special purpose vehicle.”

We have notified substantial beneficial owners of our company who we know are PRC residents to comply with the registration obligation. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiaries or receive dividends or other distributions from our PRC subsidiaries or other proceeds from disposal of our PRC subsidiaries, or we may be penalized by SAFE. These risks may have a material adverse effect on our business, financial condition and results of operations.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. In addition, the SAT issued the Announcement of the State Administration of Taxation on Issues concerning the Determination of Resident Enterprises Based on the Standards of Actual Management Institutions in January 2014 to provide more guidance on the implementation of Circular 82. This bulletin further provides that, among other things, an entity that is classified as a “resident enterprise” in accordance with the circular shall file the application for classifying its status of residential enterprise with the local tax authorities where its main domestic investors are registered. From the year in which the entity is determined to be a “resident enterprise,” any dividend, profit and other equity investment gains from other resident enterprises within China in previous years (on or after January 1, 2008) shall be taxed in accordance with the enterprise income tax law and its implementing rules.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. If we were treated as a “resident enterprise” by the PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be used as a credit to reduce our U.S. tax.

We and our stockholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

In October 2017, the State Administration of Taxation issued the Bulletin on Issues Concerning the Withholding of Non-PRC Resident Enterprise Income Tax at Source, or Bulletin 37, which replaced the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises issued by the State Administration of Taxation on December 10, 2009, and partially replaced and supplemented rules under the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, issued by the State Administration of Taxation on February 3, 2015. Pursuant to Bulletin 7, an “indirect transfer” of PRC assets, including a transfer of equity interests in an unlisted non-PRC holding company of a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of the underlying PRC assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises and any gains from the transfer of such asset by a direct holder, who is a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In the case of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and may consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Pursuant to Bulletin 37, the withholding agent shall declare and pay the withheld tax to the competent tax authority in the place where such withholding agent is located within 7 days from the date of occurrence of the withholding obligation, while the transferor is required to declare and pay such tax to the competent tax authority within the statutory time limit according to Bulletin 7. Late payment of applicable tax will subject the transferor to default interest. Both Bulletin 37 and Bulletin 7 do not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of Bulletin 37 or previous rules under Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxes if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under Bulletin 37 and Bulletin 7. For transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under Bulletin 37 and Bulletin 7. As a result, we may be required to expend resources to comply with Bulletin 37 and Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Although our former auditor, Audit Alliance LLP, and current auditor, Onestop Assurance PAC, are both subject to inspection by the PCAOB, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. over-the-counter (OTC) market, may determine to prohibit the trading of our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. OTC market if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.

In recent years, as part of increased regulatory focus in the United States on access to audit information, the United States enacted the HFCA Act in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires public companies on this SEC list to certify that they are not owned or controlled by a foreign government and make certain additional disclosures in their SEC filings. In addition, if the auditor of a U.S. listed company’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law becomes effective, the SEC is required to prohibit the securities of such issuer from being traded on a U.S. national securities exchange, such as NYSE and Nasdaq, or in U.S. over-the-counter markets. On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement the foregoing certification and disclosure requirements and that it was seeking public comment on the issuer identification process as well as the submission and disclosure requirements. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100 Board Determinations Under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which if enacted into law would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive “non-inspection” years instead of three.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC adopted amendments to finalize the interim final rules previously issued in March 2021, and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The final amendments require SEC identified issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that an SEC-identified issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. An SEC-identified issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as an SEC identified issuer based on its annual report for the fiscal year ending December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ending December 31, 2022. Accordingly, if we are determined by the SEC to be an SEC identified issuer, we will incur additional costs in complying with the submission and disclosure requirements in the annual report for each year in which we are identified. In the event that we are deemed to have had three consecutive “non-inspection” years by the SEC, our securities will be prohibited from trading on any national securities exchange or over-the-counter markets in the United States. Moreover, if the AHFCA Act is enacted into law, it would reduce the time before our securities may be prohibited from trading or delisted from three years to two years.

On December 16, 2021, pursuant to the HFCA Act, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China of the People’s Republic of China and Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in such jurisdictions. In addition, the PCAOB’s report identified specific registered public accounting firms which are subject to these determinations. Our current registered public accounting firm, Onestop Assurance PAC, or our former registered public accounting firm, Audit Alliance LLP, is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

As an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, our current auditor Onestop Assurance PAC is required by the laws of the United States to undergo regular inspections by the PCAOB. Onestop Assurance PAC is headquartered in Singapore and became registered with the PCAOB in December 2020. PCAOB’s first inspection of Onestop Assurance PAC commenced in late March 2022. Furthermore, PCAOB is able to inspect the audit workpapers of our PRC subsidiaries, as such workpapers are electronic files possessed by our registered public accounting firms. However, if the PCAOB determines in the future that it cannot inspect or fully investigate our auditor at such future time, trading in our securities would be prohibited under the HFCA Act.

While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, and our former auditor Audit Alliance LLP and current auditor Onestop Assurance PAC are subject to inspection by the PCAOB, there can be no assurance that our auditors or us will be able to comply with requirements imposed by U.S. regulators in the future. The value of our securities could be adversely affected as a result of anticipated negative impacts of the HFCA Act upon, as well as negative investor sentiment towards, China-based companies listed in the United States, regardless of our actual operating performance.

Furthermore, as part of ongoing efforts to protect U.S. investors, the U.S. President’s Working Group on Financial Markets, or the PWG, released a report in August 2020 recommending certain enhancements to listing standards on U.S. stock exchanges, including that the PCAOB have access to work papers of the principal audit firm for the audit of each company as a condition to initial and continued exchange listing. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit work papers and practices in their jurisdiction may satisfy this standard by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit work papers and practices to conduct an appropriate inspection of the co-audit firm. The SEC announced that its staff have been directed to prepare and develop proposals in response to the report of the PWG. Any resulting actions, proceedings or new rules could adversely affect the trading of China-based issuers in the United States, such as Microalliance Group Inc. and substantially reduce or effectively terminate the trading of Microalliance Group Inc.’s securities in the United States.

Risks Related to our Business and Industry

We face significant competition from other coffee and liquor producers and sellers, which could adversely affect us and our growth plans.

The Chinese coffee market and liquor market are highly fragmented and we compete directly with a large number of regional and national producers and retailers. We compete with these producers and retailers on the basis of taste, quality and price of product offered, atmosphere, location, customer service and overall customer experience. We must spend considerable resources to differentiate our customer experience. Some of our competitors may have greater financial, marketing and operating resources than we do. As our industries are characterized by relatively low barriers to entry, we expect to encounter more regional and local competitors, as we expand geographically.

The planned addition of franchisees will require us to continue to expand and improve our operations and could strain our operational, managerial and administrative resources, which may adversely affect our business.

Our growth strategy and our continued expansion will place increased demands on our operational, managerial, administrative and other resources, which may be inadequate to support our expansion. Our senior management team may be unable to effectively address challenges involved with our expansion. Managing our growth effectively will require us to continue to enhance our management systems, financial and management controls and information systems and to hire, train and retain personnel. Implementing new systems, controls and procedures and any changes to our existing operational, managerial, administrative and other resources could negatively impact our results of operations and financial condition.

Since our coffee and liquor business is highly concentrated on a narrow range of product categories, we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our coffee and liquor business is not diversified and consists primarily of developing, sourcing, producing, marketing and selling coffee and liquor beverages. Consumer preferences often change rapidly and without warning, moving from one trend to another. Any future shifts in consumer preferences away from the consumption of coffee and liquor beverages would also have a material adverse effect on our results of operations.

Consumer purchases of specialty retail products, including our products, are historically affected by economic conditions such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, tax rates and the level of consumer confidence in prevailing and future economic conditions. These discretionary consumer purchases may decline during recessionary periods or at other times when disposable income is lower. Our continued success will depend, in part, on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

Real or perceived quality or safety issues with our coffee and liquor products could have a material adverse effect on our operations.

Concerns regarding the safety of our coffee and liquor products or the safety and quality of our supply chain could cause customers to lose confidence in our products and seek alternative sources, even if the basis for the concern has been addressed or is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, could discourage consumers from buying our products and have an adverse effect on our brand, reputation and operating results.

The sale of beverage products entails a risk of product liability claims. For example, coffee beans and processed liquor supplied to us may contain contaminants that, if not detected by us, could result in illness or death upon their consumption. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to perform product recalls in the future.

We rely on a limited number of third-party suppliers and manufacturers, we may not be able to obtain quality ingredients or products on a timely basis or in sufficient quantities.

We rely on a limited number of vendors to supply us with ingredients for coffee products as well as outsourced liquor products. Our financial performance depends in part on our ability to purchase these ingredients and products in sufficient quantities at competitive prices. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of such ingredients or products could have an adverse effect on our ability to meet customer demand and result in lower sales and profitability both in the short and long term.

A shortage in the supply, a decrease in the quality or an increase in the price of coffee beans or whole grains for producing our coffee and liquor products as a result of weather conditions, earthquakes, crop disease, pests or other natural or manmade causes could impose significant costs and losses on our business.

The supply and price of our product ingredients is subject to fluctuation, depending on demand and other factors outside of our control. The supply, quality and price of our products can be affected by multiple factors, including political and economic conditions, civil and labor unrest, adverse weather conditions, including floods, drought and temperature extremes, earthquakes and other natural disasters and related occurrences. These factors can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

Our product ingredients may be vulnerable to crop disease and pests, which may vary in severity and effect. The costs to control disease and pest damage vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to control such conditions will continue to be effective. These conditions can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

We rely on information technology systems and any failure, inadequacy, interruption or security failure of those systems could harm our ability to operate our business effectively.

We rely on our information technology systems to effectively manage order entry and fulfillment, inventory and other business processes. The failure of our systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales, causing our business to suffer. Despite any precautions we may take, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, power outages, viruses, security breaches, cyber-attacks and terrorism, including breaches of our transaction processing or other systems that could result in the compromise of confidential company, customer or employee data. Any such damage or interruption could have a material adverse effect on our business, cause us to face fines, customer notice obligations or litigation, harm our reputation with our customers, require us to expend time and expense developing, maintaining or upgrading our information technology systems or prevent us from paying our vendors or employees, receiving payments from our customers or performing other information technology or administrative services on a timely basis.

Third-party failure to deliver merchandise from our warehouses to our customers could result in lost sales or reduced demand for our coffee and liquor products.

We currently completely rely upon third-party transportation providers for all of our product shipments from our warehouses to our customers. Our utilization of third-party delivery services for shipments is subject to risks that are out of our control. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

Our business has been materially adversely affected by the COVID-19 pandemic.

Since the outbreak of COVID-19, business activities in China and many other countries have been disrupted by a series of emergency quarantine measures taken by the government. Our coffee factory in Dongguan as well as offices, contracted liquor producers and licensed “Nainiang Liquor” retail stores in Shenzhen have been temporarily closed during local COVID-19 resurgences to comply with local containment measures. Consumer demand for liquor products has dropped during lockdown periods as a result of social distancing policies and reduced gatherings. And our plan to expand internationally has largely stalled due to COVID-19. The PRC was relatively successful in containing the pandemic throughout most of 2020 under the curfew and social distancing measures. However, the PRC has been experiencing a resurgent outbreak since beginning of 2022. The extent to which COVID-19 negatively impacts our business is highly uncertain and cannot be accurately predicted. The magnitude of the negative effect of COVID-19 on our business operation in China remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations.

We may not be able to protect our intellectual property adequately, which could harm the value of our brand and adversely affect our business.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our trademarks and the unregistered names of coffee and liquor products that we sell are valuable assets that reinforce the distinctiveness of our brand and our customers’ favorable perception. We strive to protect our intellectual property rights by relying on PRC laws, as well as contractual restrictions with our employees, contractors (including those who develop, source, manufacture and distribute our products), vendors and other third parties. Unauthorized disclosure of or claims to our intellectual property or confidential information may adversely affect our business. From time to time, third parties may trade dress and/or sell our products using our name without our consent, and, we believe, may infringe or misappropriate our intellectual property rights. We will respond to these actions on a case-by-case basis and where appropriate may commence litigation to protect our intellectual property rights. However, we may not be able to detect unauthorized use of our intellectual property or to take appropriate steps to enforce, defend and assert our intellectual property in all instances.

Our failure to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

There is inherent risk in forecasting demand due to the uncertainties involved in assessing customers’ consistent preferences for our products. We set target levels for the production of our beverage products in advance of customer orders based upon our forecasts of customer demand. If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the short and long-term, and/or price decreases, all of which could impact our financial performance. If demand exceeds our forecasts significantly beyond our current production capacity, we may not be able to satisfy customer demand, which could result in a loss of market share if our competitors are able to meet customer demands. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

Risks Related to the Market for Our Common Stock

Our common stock is quoted on the OTC markets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Pink market. The OTC Pink market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is currently a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our Chief Executive and Financial Officer and sole Director, Ms. Hong Zhu, has substantial influence over our company. Her interests may not be aligned with the interests of our other shareholders, and she could prevent or cause a change of control or other transactions.

As of the date of this report, Ms. Hong Zhu, our Chief Executive and Financial Officer and sole Director, beneficially owns an aggregate of 88.5% of our outstanding common stock and 100% of our outstanding preferred stock. Accordingly, Ms. Zhu has significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the appointment of directors and other significant corporate actions. Ms. Zhu will also have the power to prevent or cause a change in control. Without the consent of Ms. Zhu, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. The interests of Ms. Zhu may differ from the interests of our other shareholders. The concentration in the ownership of our outstanding capital stock may cause a material decline in the value of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal business and corporate address is Room 601, Bldg. E, No. 1, Huabao Fubao China Street, Futian District, Shenzhen City, Guangdong Province, People’s Republic of China 518000. The telephone number at our corporate address is +86 185 6676 1769.

The following table summarizes the real property we lease.

Address	Leased/Owned	Use	Term
E Area, 6th Floor, Huabao Yihao Building, Futian Free Trade Zone, Shenzhen, China	Leased	Offices	3/1/2019-2/28/2022

1st Floor, C Building, Qianhong Entrepreneurial Science Park, No.1 Yucheng Road, Sha Qu, Shatou Community, Chang’an Town, Dongguan, Guangdong Province, China	Leased	Warehouse	4/10/2019-11/30/2022

8th Floor, B Building, No.57 Room, Shanan Road, Xinsha Industrial Park, Shatou South Area, Chang’an Town, Dongguan, Guangdong Province, China	Leased	Manufacturing Factory	9/26/2018-9/25/2023

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTC Pink Sheets operated by the OTC Markets Group, Inc. under the symbol “FHAI.” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of March 31, 2022, there were approximately 82 stockholders of record and an aggregate of 609,316,077 shares of our Common Stock were issued and outstanding.

Dividend Policy

We have never declared or paid any dividends. Nor do we anticipate paying dividends on our Common Stock at any time in the foreseeable future. Our Board of Directors currently plans to retain any earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on a number of factors including future earnings, capital requirements, financial conditions, and such other factors as the Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Issuer Purchase of Equity Securities

We did not purchase any of our shares of Common Stock or other securities during our fiscal years ended December 31, 2021 and 2020.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s business primarily consists of two types of products: coffee and liquor. The Company, through its PRC subsidiaries, develops, produces, markets and sells flagship “coffee tea” products, which are innovative specialty coffee products with Chinese black tea’s taste, as well as black coffee products and other coffee products. We sell our coffee products wholesale to retail partners and corporate customers, and we also sell directly to consumers in the PRC via our e-commerce channels. We commit to build the first brand of “coffee tea” culture in the PRC. As of the date of this report, we have entered into franchise agreements with a large number of franchisees relating to the distribution, marketing and sale of our coffee products, and we are offering five different coffee products.

Our liquor products are sold across China through sales agents, distributors and franchisees. Our licensed “Nainiang Liquor” retail stores have opened in a dozen cities in China, such as Beijing, Shanghai, Shenzhen, Xiamen, Chongqing, Chengdu, Kunming, Foshan, Zhaoqing, Huangshan, Jingzhou and Baoding, to primarily market and sell our proprietary brand liquor products to consumers. We supply the licensed retail stores with our liquor products and maintain quality and uniformity throughout the licensed stores by requiring uniform retail prices, providing continual trainings, periodic field visits by our marketing personnel and holding annual and special meetings of franchisees. Such retail stores launch marketing initiatives like tasting events to increase our brand awareness and promote sales. We currently sell six liquor products, including featured “coffee spirit” products and vintage “Baijiu” products. Our “coffee spirit” products are independently innovated by us and unique in China, with premium quality, good taste and large profit margin. Our “Baijiu” (a type of Chinese liquor made from whole grain with alcohol content from 40-60%) products have excellent quality and we own a large stock of vintage Baijiu whose value grows as they age. The liquor market size is massive which generates more revenues than the coffee business.

Our coffee factory in Dongguan as well as offices, contracted liquor producers and licensed “Nainiang Liquor” retail stores in Shenzhen have been temporarily closed due to COVID-19 resurgences and local containment measures. Consumer demand for liquor products has dropped during lockdown periods as a result of social distancing policies and reduced gatherings. In addition, our plan to expand internationally has largely stalled due to COVID-19. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and our coffee and liquor business in particular.

Critical Accounting Policies and Use of Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and to apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements. Actual results could differ from those estimates made by management.

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

Product sales

Product sales represent the sale of “coffee tea,” other coffee products, “coffee spirit” and other liquor products. Such revenue is recognized net of value-added taxes, upon delivery at such time that title passes to the customers.

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

Revenues from transactions with franchisees

Revenues from transactions with franchisees consist primarily of sales of wine and liquor products. We sell and deliver wine and liquor products to the franchisees. The performance obligations arising from such transactions are considered distinct from the franchise agreement as they are not highly dependent on the franchise agreement and the customer can benefit from the procurement service on its own. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the franchisees.

In determining the amount and timing of revenue from contracts with customers, we exercise significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgment, as it is based on either the franchise term or the date of product shipment, none of which require estimation.

We do not incur a significant amount of contract acquisition costs in conducting the franchising activities. We believe the franchising arrangements do not contain a significant financing component.

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

	For the years ended December 31,
Revenue	2021	2020
Product sales	$11,381,616	$1,194,427
Franchise fees and income	848,429	-
Revenues from transactions with franchisees	25,163,757	-
	$37,393,802	$1,194,427

	As of December 31,
Contract liabilities	2021	2020
Deferred revenue related to prepaid coffee and wine products	$20,881	$27,648
Deferred revenue related to upfront franchise fees	716,634	-
	$737,515	$27,648

Contract liabilities primarily consist of deferred revenue related to prepaid wine products and upfront franchise fees. Deferred revenue related to prepaid wine products represents advance from franchisees for future supply of products which is expected to be recognized as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of December 31, 2021, we expect to recognize revenue of $221,831 within the next 12 months.

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

Concentrations of Credit Risk

Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables, inventory and advance to suppliers. As of December 31, 2021 and December 31, 2020, substantially all of our cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The following customers had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2021.

	Amount	%
Customer A	$1,540,197	51%
Customer B	1,472,059	49%
	$3,012,256	100%

We did not have customers constituting 10% or more of the net revenues for the years ended December 31, 2021 and 2020.

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

We review new accounting standards as issued. We have not identified any other new standards that it believes will have a significant impact on our consolidated financial statements.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of Microalliance Group Inc. attached hereto for the years ended December 31, 2021 and 2020.

Revenue

We generated $37,393,802 in revenue for the year ended December 31, 2021 compared to $1,194,427 for the year ended December 31, 2020. There was an increase in total revenues of $36,199,375 or 3,031% compared with the fiscal year 2020.

Our business is gradually recovering from the COVID-19 pandemic, which was less severe in 2021 as compared to 2020. The measures taken by the Chinese government to contain the virus have been effective, business has returned to normal and the market has substantially regained confidence. The recovery of the economy has positively affected our results, and we earned a significant portion of revenue from our new liquor products that was launched in January 2021. In addition, we acquired Nainiang Liquor on June 3, 2021, which contributed $21,628,675 to our consolidated revenue for the year ended December 31, 2021.

Cost of Revenue

Cost of revenue was $10,422,569 for the year ended December 31, 2021 compared to $176,393 for the year ended December 31, 2020. The increase of cost of revenue by $10,246,176 or 5,809% was relatively in line with the increase in revenue. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research, and development costs, etc. The acquisition of Nainiang Liquor contributed $7,388,108 to our consolidated cost of revenue for the year ended December 31, 2021.

Gross profit

Gross profit for the year ended December 31, 2021 was $26,971,233 compared with $1,018,034 for the year ended December 31, 2020. The decrease in gross profit margin of 72% for the year ended December 31, 2021 compared to 85% for the year ended December 31, 2020 was due to a lower margin for the new liquor products from the acquisition of Nainiang Liquor. The gross profit margin of Nainiang Liquor for the year ended December 31, 2021 was 66%.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the years ended December 31, 2021 and 2020 were $586,228 and $108,364, respectively. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. The increase of selling and marketing expenses by $477,864 or 441% was relatively in line with the increase in revenue. In addition, the acquisition of Nainiang Liquor contributed $251,802 to our consolidated selling and marketing expenses for the year ended December 31, 2021.

General and administrative expense

By far the most significant component of our operating expenses for both the years ended December 31, 2021 and 2020 was general and administrative expenses of $1,525,321 and $1,519,552, respectively. The following table sets forth the main components of our general and administrative expenses for the years ended December 31, 2021 and 2020.

	For the years ended December 31,
	2021		2020
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$574,202	37.7%	$626,885	41.3%
Salary and welfare	381,454	25.0%	355,914	23.4%
Rental expenses	296,090	19.4%	270,657	17.8%
Research and development costs	44,396	2.9%	98,892	6.5%
Office expenses	47,278	3.1%	27,640	1.8%
Travel and accommodations	39,698	2.6%	40,781	2.7%
Entertainment	24,235	1.6%	25,480	1.7%
Others	117,968	7.7%	73,303	4.8%
Total general and administrative expenses	$1,525,321	100%	$1,519,552	100%

Slight increase in general and administrative expenses by $5,769 or 0.4% from $1,519,552 for the year ended December 31, 2020 to $1,525,321 for the year ended December 31, 2021. The general and administrative expenses remained stable due to the cost saving measures implemented in 2021 such as streamline of manpower, better controls on business expenses, etc. The acquisition of Nainiang Liquor contributed $192,023 to our consolidated general and administrative expenses for the year ended December 31, 2021.

Net Profit

We reported a net profit of $18,675,547 for the year ended December 31, 2021 compared to a net loss of $(627,870) for the year ended December 31, 2020, an increase of $19,303,417 or 3,074%. The increase was primarily attributable to the fact that our revenue has increased significantly, whereas the increase in administrative expenses is lower than the increase of revenue, because some expenses are fixed costs in nature. In addition, the acquisition of Nainiang Liquor contributed $10,346,744 to our consolidated net profit for the year ended December 31, 2021.

Liquidity and Capital Resources

	As of December 31,
	2021	2020
Working capital:
Total current assets	$30,383,395	$505,082
Total current liabilities	(2,731,608)	(1,947,717)
Working capital surplus (deficiency)	$27,651,787	$(1,442,635)

As of December 31, 2021, we had cash and cash equivalents of $1,190,465. To date, we have financed our operations primarily through working capital generated from our profitable business. The following table provides detailed information about our net cash flows for the year ended December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Cash flows:
Net cash provided by operating activities	$1,288,533	37,755
Net cash used in investing activities	(177,613)	(2,800)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	18,028	3,516
Net increase in cash and cash equivalents	1,128,948	38,471
Cash and cash equivalents at the beginning of year	61,517	23,046
Cash and cash equivalents at the end of the year	$1,190,465	61,517

Operating Activities

Net cash provided by operating activities was $1,288,533 for the year ended December 31, 2021. The difference between our net profit of $18,675,548 and net cash provided by operating activities was mainly attributable to the depreciation of fixed assets and amortization of intangible assets of $104,192, and the decrease in other operating assets and liabilities of $17,491,207 which was primarily due to the cash flows used in purchase of inventory, advance paid to suppliers, decrease in collections from accounts receivables and decrease payment in accounts payable.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $177,613, as compared to $2,800 for the year ended December 31, 2020. The increase in cash used in investing activities was mainly attributable to cash of $48,689 acquired from the acquisition of Nainiang Liquor, which was offset by the decrease in cash of $226,302 from the acquisition of leasehold improvements and equipment and intangible assets during the year ended December 31, 2021. We will evaluate and assess the COVID-19 pandemic impact to our business to determine the plan for increasing our capital expenditures in the future periods.

Financing Activities

There were no cash flows movements from financing activities during the year ended December 31, 2021 and 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MICROALLIANCE GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2021 AND 2020

MICROALLIANCE GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Microalliance Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microalliance Group Inc. together with its subsidiaries (“the Company”) as of December 31, 2021, and the related consolidated statements of income(loss) and comprehensive income(loss), stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 14 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Onestop Assurance Pac

We have served as the Company’s auditor since 2022.

Singapore

March 31, 2022

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

Singapore

April 15, 2021

MICROALLIANCE GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2021 AND 2020

	2021	2020
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	1,190,465	61,517
Accounts receivable	3,012,256	-
Other receivables	227,359	101,432
Inventories	14,166,929	66,037
Prepayment	28,370	133,646
Advance to suppliers	11,676,326	-
Amount due from related parties	81,690	142,450
Total current assets	30,383,395	505,082

Non-current assets:
Leasehold improvements and equipment, net	429,500	87,333
Intangible assets	95,461	-
Operating lease right-of-use assets	83,957	383,203
Total non-current assets	608,918	470,536
Total assets	30,992,313	975,618

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	29,048	134,842
Income tax payables	1,334,679	31,774
Other payables and accruals	481,258	336,604
Advance from customers	737,515	27,648
Amount due to related parties	79,849	1,097,152
Current operating lease liabilities	69,259	319,697
Total current liabilities	2,731,608	1,947,717

Non-current liabilities:
Non-current operating lease liabilities	14,698	63,506
Total non-current liabilities	14,698	63,506
Total liabilities	2,746,306	2,011,223

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Share capital (750,000,000 shares of Common Stock, par value $0.00001 per share, authorized, of which 609,316,077 and 600,034,500 shares are issued and outstanding as of December 31, 2021 and 2020, respectively; and 100,000,000 shares of Series A Preferred Stock, par value $0.00001 per share, of which all 100,000,000 shares are issued and outstanding)
Series A Preferred Stock	1,000	1,000
Common Stock	6,093	6,000
Additional paid in capital	10,215,427	(15,146)
Foreign currency translation reserves	225,508	(54,091)
Statutory reserves	3,041,397	6,894
Retained earnings (Accumulated deficit)	14,756,582	(980,262)
Total equity (deficit)	28,246,007	(1,035,605)
Total liabilities and equity (deficit)	30,992,313	975,618

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
	US$	US$
Revenue	37,393,802	1,194,427
Cost of revenue	(10,422,569)	(176,393)
Gross profit	26,971,233	1,018,034

Selling and marketing expenses	(586,228)	(108,364)
General and administrative expense	(1,525,321)	(1,519,552)
Total operating expenses	(2,111,549)	(1,627,916)
Operating income (loss)	24,859,684	(609,882)

Other income, net	4,551	1,705
Income (Loss) before income taxes	24,864,235	(608,177)

Income taxes	(6,188,688)	(19,693)
Net income (loss) for the year	18,675,547	(627,870)

Foreign currency translation differences	279,599	(58,638)
Total comprehensive income (loss) for the year	18,955,146	(686,508)

Earnings (Loss) per share:
- Basic	0.031	(0.001)
- Diluted	0.027	(0.001)

Weighted average number of shares used in computation:
- Basic	603,518,270	600,034,500
- Diluted	703,518,270	700,034,500

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Share Capital			Foreign	Accumulated Deficit
	Series A preferred Stock	Common Stock	Additional paid in Capital	Currency Translation Reserve	Unrestricted	Statutory Reserves	Total Equity (Deficit)
	US$	US$	US$	US$	US$	US$	US$
Balance at January 1, 2020	1,000	6,000	(15,146)	4,547	(352,392)	6,894	(349,097)
Loss for the year	-	-	-	-	(627,870)	-	(627,870)
Other comprehensive income	-	-	-	(58,638)	-	-	(58,638)
Balance at December 31, 2020	1,000	6,000	(15,146)	(54,091)	(980,262)	6,894	(1,035,605)

Balance at January 1, 2021	1,000	6,000	(15,146)	(54,091)	(980,262)	6,894	(1,035,605)
Business combination under common control		93	10,230,573	-	-	95,800	10,326,466
Income for the year	-	-	-	-	15,736,844	2,938,703	18,675,547
Other comprehensive income	-	-	-	279,599	-	-	279,599
Balance at December 31, 2021	1,000	6,093	10,215,427	225,508	14,756,582	3,041,397	28,246,007

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
	US$	US$
Cash flows from operating activities:
Net income (loss)	18,675,548	(627,870)

Adjustments for:
Depreciation and amortization	104,192	25,559
Impairment of intangible assets	-	77,264
Changes in:
Accounts receivable	(1,693,208)	-
Other receivables	(91,537)	(16,876)
Inventories	(9,283,784)	7,672
Prepayment	107,284	4,616
Advance to suppliers	(3,919,042)	-
Accounts payable	(1,928,315)	(4,864)
Income tax payables	(132,221)	24,208
Other payables and accruals	44,542	119,498
Advance from customers	396,139	(436,297)
Amount due from/to related parties	(991,065)	864,845
Net cash provided by operating activities	1,288,533	37,755

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(117,812)	(2,800)
Additions to intangible assets	(108,490)	-
Cash acquired from business combination	48,689	-
Net cash used in investing activities	(177,613)	(2,800)

Effect of exchange rate changes on cash and cash equivalents	18,028	3,516

Net increase in cash and cash equivalents	1,128,948	38,471
Cash and cash equivalents at the beginning of year	61,517	23,046
Cash and cash equivalents at the end of the year	1,190,465	61,517

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	94,486	383,203

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

1.	DESCRIPTION OF BUSINESS

Microalliance Group Inc. (the “Company” or “FHAI”) was incorporated under the laws of the State of Nevada on February 25, 2004 with the original company name of Celtic Cross Ltd., initially for the purpose of acquiring timeshare entities and additional like entities. For unknown reasons, FHAI was later abandoned and ceased filings with the Nevada Secretary of State for more than ten years following December 2, 2008. Thereafter, on April 2019, the district court in Nevada appointed Custodian Ventures, LLC (“Custodian”) as the custodian of FHAI upon an application for appointment of custodian filed by the Custodian. The Custodian brought FHAI into active status with the State of Nevada, appointed directors and officers of FHAI, and took control of FHAI. Until February 2, 2021, FHAI has not engaged in any business, and has been a shell company.

The Company filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada on February 7, 2022 to change its corporate name from Fountain Healthy Aging, Inc. to Microalliance Group Inc.

On February 1, 2021, FHAI entered into a Share Exchange Agreement (the “Exchange Agreement”), with Wei Lian Jin Meng Group Limited, a limited liability company incorporated in the Cayman Islands (“WLJM Cayman” and together with its subsidiaries, the “WLJM Subsidiaries Group”), and shareholders who together own shares constituting 100% of the issued and outstanding shares of WLJM Cayman (the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers transferred to FHAI all of their shares of WLJM Cayman in exchange for the issuance of 600,000,000 shares (the “Shares”) of FHAI’s common stock (the “Acquisition”). The Acquisition has been accounted for as a recapitalization of FHAI, whereby WLJM Cayman is the accounting acquirer. As a result of the Acquisition, FHAI is now a holding company, is engaged in providing products and services in the food and beverage industry, including producing and selling “coffee tea” products, black coffee products and other coffee products.

Immediately after completion of the Acquisition on February 1, 2020 (the “Closing Date”), FHAI’s capital stock consisted of: (i) 750,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”), authorized, of which 600,034,500 shares are issued and outstanding; and (ii) 100,000,000 shares of preferred stock, par value $0.00001 per share, of which all 100,000,000 shares are designated Series A Preferred Stock (“Series A Preferred Stock”), of which all 100,000,000 shares are issued and outstanding.

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

Shenzhen Nainiang Coffee Art Museum Limited (“Shenzhen Nainiang”) was incorporated in the Peoples’ Republic of China (the “PRC”) on June 20, 2019. Shenzhen Nainiang is a 100% owned subsidiary of Shenzhen Wei Lian. Shenzhen Nainiang starts generating revenues in the fiscal year 2020. Currently, Shenzhen Nainiang sells “coffee tea” products to individual consumers and provides pre-opening assistance to retail partners to operate coffee stores. Shenzhen Nainiang plans to operate their self-owned retailed stores to sell “coffee tea” products and to serve cups of freshly brewed “coffee tea”. The Company is evaluating the number of stores to be opened subsequent to December 31, 2021, given the Covid-19 situation.

The reorganization of WLJM Cayman and its subsidiaries was completed on December 24, 2020.

On June 2, 2021, FHAI’s wholly-owned subsidiary Shenzhen Wei Lian Jin Meng Electronic Commerce Limited (“Shenzhen Wei Lian”) entered into an equity transfer agreement with the owners (the “Sellers”) of Shenzhen Nainiang Liquor Industrial Co., Ltd. (“Nainiang Liquor”), under which Shenzhen Wei Lian agreed to acquire 99% ownership of Nainiang Liquor in exchange for causing FHAI to issue shares of its common stock to the Sellers at a later date (the “PRC Transaction”). The PRC Transaction closed on June 3, 2021. Among the Sellers is Ms. Zhu Hong, who is the sole officer and director of FHAI and the majority shareholder of FHAI.

On August 16, 2021, FHAI entered into a Share Exchange Agreement with Nainiang Liquor and the Sellers pursuant to which FHAI agreed to issue 9,281,577 shares of its common stock (the “Exchange Shares”) to the Sellers (the “US Transaction,” and together with the PRC Transaction, the “Nainiang Liquor Transaction”). The US Transaction closed on August 16, 2021, and the Exchange Shares were issued to the Sellers. For more information about the Nainiang Liquor Transaction, please refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2021.

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

The consolidated balance sheets of the Company as of December 31, 2021 and 2020 have been prepared to present the assets and liabilities of the subsidiaries using the existing book values from the controlling shareholders’ perspective. No adjustments are made to reflect fair values, or to recognize any new assets or liabilities as a result of the reorganization.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at December 31, 2021 and 2020.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as an evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of leasehold improvement and equipment in the statement of profit or loss where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company recorded an impairment loss on intangible assets of $nil and $77,264 during the years ended December 31, 2021 and 2020, respectively.

(g)	Revenue Recognition

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

(h)	Accounts Receivable

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the years ended December 31, 2021 and 2020.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2021.

	Amount	%
Customer A	$1,540,197	51%
Customer B	1,472,059	49%
	$3,012,256	100%

(i)	Advance to suppliers

Advance to suppliers relate to refundable deposits paid to suppliers under secured supplies agreements in exchange for timely and sufficient supplies of products.

(j)	Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the years ended December 31, 2021 and 2020 was $44,396 and $98,892, respectively.

(k)	Operating leases

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

(l)	Foreign Currency Translation

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

The exchange rates utilized as follows:

	2021	2020
Year-end RMB exchange rate	6.36	6.53
Annual average RMB exchange rate	6.45	6.90

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(m)	Foreign Currency Risk

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

(n)	Economic and Political Risks

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

(o)	Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables, inventory and advance to suppliers. As of December 31, 2021 and 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any customers constituting 10% or more of the net revenues in the years of 2021 and 2020.

(p)	Fair Value

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

(q)	Fair Value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables, other receivables, accounts payable, other payables and advance from customers. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments.

(r)	Inventories

Inventories primarily consist of packing materials and finished goods, which are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. For the years ended December 31, 2021 and 2020, the Company has not recorded any allowance for obsolete inventories.

(s)	Earnings Per Share

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. Series A Preferred Stock was included in the dilutive ordinary shares as of December 31, 2021 and 2020.

(t)	Income Taxes

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

(u)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the statements of comprehensive income.

(v)	Recent accounting pronouncements

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

On June 2, 2021, Shenzhen Wei Lian entered into an equity transfer agreement relating to the acquisition of 99% of the equity of Nainiang Liquor in exchange for agreeing to cause the Company to issue 9,281,577 shares of its common stock to the Sellers. To determine the amount of shares that the Company issued to the Sellers, the Company converted the net asset value of Nainiang Liquor as of June 3, 2021 to US Dollars, and then used a price per share for the Company’s common stock of US$1.10. The PRC Acquisition closed on June 3, 2021 and the results of operations of Nainiang Liquor are included in the Company’s consolidated financial statements beginning on June 3, 2021. The operational control of Nainiang Liquor passed to FHAI and all assets of Nainiang Liquor were acquired by FHAI effective June 3, 2021, the date that 99% of the outstanding equity of Nainiang Liquor was transferred to Shenzhen Wei Lian. FHAI does not account for the remaining 1% non-controlling interest held by Ms. Zhu Hong, as Ms. Zhu Hong is the common controlling shareholder for both the acquirer and the acquiree.

Accordingly, the acquisition has been accounted for in accordance with ASC 805 guidelines, whereby FHAI recognized the assets and liabilities of Nainiang Liquor transferred at their carrying amounts with a carry-over basis.

The following represents the purchase price allocation at the dates of the acquisition:

June 3, 2021
Cash and cash equivalents	$48,689
Other current assets	13,666,168
Property, plant and equipment	310,631
Current liabilities	(3,697,772)
Total purchase price	$10,327,716

4.	REVENUE

	For the years ended December 31,
Revenue	2021	2020
Product sales	$11,381,616	$1,194,427
Franchise fees and income	848,429	-
Revenues from transactions with franchisees	25,163,757	-
	$37,393,802	$1,194,427

	As of December 31,
Contract liabilities	2021	2020
Deferred revenue related to prepaid coffee and wine products	$20,881	$27,648
Deferred revenue related to upfront franchise fees	716,634	-
	$737,515	$27,648

Contract liabilities primarily consist of deferred revenue related to prepaid coffee and wine products and upfront franchise fees. Deferred revenue related to prepaid wine products represents advance from franchisees for future supply of products which is expected to recognize as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of December 31, 2021, the Company expects to recognize as revenue of $221,831 within the next 12 months.

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

5.	OTHER RECEIVABLES

As of December 31, 2021 and 2020, other receivables mainly consist of employees advance to be spent for company purposes and refundable rental deposits. The balances are unsecured, non-interest bearing and repayable on demand.

6.	INVENTORIES

	As of December 31,
	2021	2020
Raw materials (1)	$14,000,162	$51,521
Finished goods	61,684	14,516
Goods in transit	105,083	-
	$14,166,929	$66,037

(1)	Raw materials mainly consist of unprocessed coffee beans, unprocessed wine and packaging materials

7.	PREPAYMENT

As of December 31, 2021 and 2020, prepayment mainly consists of prepaid administrative expenses that has been utilized subsequently.

8.	LEASEHOLD IMPROVEMENT AND EQUIPMENT, NET

	As of December 31,
	2021	2020
Leasehold improvement	$65,944	$64,191
Equipment	21,079	16,653
Machinery	34,087	32,563
Computer equipment and software	46,228	20,355
Motor vehicles	469,114	7,245
	$636,452	$141,007
Less: accumulated depreciation	(206,952)	(53,673)
	$429,500	$87,333

The Company’s additions of motor vehicles, equipment, computer equipment and software during the year ended December 31, 2021 were primarily from the business acquisition of Nainiang Liquor.

Depreciation expense for the years ended December 31, 2021 and 2020 was $89,727 and $25,559 respectively.

9.	INTANGIBLE ASSETS

	As of December 31,
	2021	2020
APP Platforms	$110,148	$-
Less: accumulated amortization	(14,687)	-
	$95,461	$-

Amortization expense for the years ended December 31, 2021 and 2020 was $14,465 and $nil, respectively. The Company recorded an impairment loss on intangible assets of $77,264 to write off the APP Platform during the year ended December 31, 2020.

As of December 31, 2021, cost of intangible assets included a platform amount to approximately $16,000 (RMB100,000) acquired by the Company during the year which was in the testing phase, no amortization was recorded until that platform was fully operational in 2022.

10.	OTHER PAYABLES AND ACCRUALS

	As of December 31,
	2021	2020
Accrued payroll and welfare payable	$178,706	$180,878
VAT and other taxes payable	192,563	92,608
Others (1)	109,989	63,118
	$481,258	$336,604

(1)	As of December 31, 2021 and 2020, others mainly consist of the outstanding refundable balance upon termination of the cooperative agreement with one customer and payables for rental expenses.

11.	ADVANCE FROM CUSTOMERS

The Company requires retail partners to sign cooperative agreement and to pay in advance for the supply of goods. Such advance is appropriated against future sales orders. These advances are interest free, unsecured and short-term in nature. The balance represents the Company’s contractual liabilities in connection with the deferred revenue to be recognized in future periods. (Note 4).

12.	INCOME TAXES

FHAI was incorporated in the State of Nevada. FHAI is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as FHAI had no United States taxable income for the years ended December 31, 2021 and 2020.

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

JYWM WFOE, Shenzhen Wei Lian, Dongguan Dishi, Shenzhen Nainiang and Nainiang Liquor were incorporated in the PRC and they are subject to profits tax rate at 25% for income generated and operation in the country.

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

The Company did not record deferred tax assets as of December 31, 2021 and 2020.

Income tax expense (benefits)

	For the years ended December 31,
	2021	2020
Current tax expense	$6,188,688	$19,693
Deferred tax expense	-	-
	$6,188,688	$19,693

The Company operates its business through the subsidiaries incorporated in PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the years ended December 31, 2021 and 2020 is as follows:

	For the years ended December 31,
	2021	2020
Income (Loss) before tax	$24,864,235	$(608,177)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected expense (benefits)	6,216,059	(152,044)
Movement in valuation allowance	(27,371)	171,737
	$6,188,688	$19,693

13.	OPERATING LEASE RIGH-OF-USE ASSETS

The Company has leases for the office, factory and warehouse in the PRC, under operating leases expiring on various dates through September 2023, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. Rent expense for the years ended December 31, 2021 and 2020 were $323,356 and $268,120, respectively.

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

2021
Within 1 year	$81,998
After 1 year but within 5 years	16,778
Total lease payments	$98,776
Less: imputed interest	(14,819)
Total lease obligations	83,957
Less: current obligations	(69,259)
Long-term lease obligations	$14,698

Other information:

	For the years ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$323,356	$268,120
Right-of-use assets obtained in exchange for operating lease liabilities	94,486	383,203
Remaining lease term for operating leases (years)	0.88	1.88
Weighted average discount rate for operating leases	4.75%	4.75%

14.	RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a)	Amount due from related parties

		As of December 31,
	Relationship	2021	2020
Ye Aiyun	Shareholder of the Company	$-	$142,450
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	81,690	-
Total		$81,690	$142,450

The balances represent cash advance to related parties. The balances are unsecured, non-interest bearing and repayable on demand. The Company paid certain operating expenses for Shenzhen Weilian Jin Meng Culture Spreading Limited (“WLJM Culture Spreading”) in 2021 and WLJM Culture Spreading paid certain operating expenses for the Company in 2020. The Company is winding down such transactions.

(b)	Amount due to related parties

		As of December 31,
	Relationship	2021	2020
Zhu Hong	Shareholder of the Company	$79,849	$1,059,853
Zhu Jian Yong	Shareholder of the Company	-	1,731
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	-	24,800
Shenzhen Nainiang Liquor Industrial Co., Ltd.*	Zhu Hong is the shareholder	-	10,768
Total		$79,849	$1,097,152

The balances represent Company’s expenses paid on behalf by the related parties. The balances are unsecured, non-interest bearing and repayable on demand.

*	Shenzhen Nainiang Liquor Industrial Co., Ltd. became the wholly owned subsidiary of the Company after the acquisition transaction which was closed on August 16, 2021. All intra-company transactions and balances have been eliminated on consolidation.

(c)	Transactions

	For the years ended December 31,
	2021	2020
Cash advance from related parties
Shenzhen Nainiang Liquor Industrial Co., Ltd.*	$-	$66,683
Shenzhen Weilian Jin Meng Culture Spreading Limited	-	29,282
Total	$-	$95,965

	For the years ended December 31,
	2021	2020
Cash advance to related parties
Zhu Hong	-	200,876
Ye Aiyun	-	76,830
Shenzhen Weilian Jin Meng Culture Spreading Limited	81,690	6,204
Shenzhen Nainiang Liquor Industrial Co., Ltd.*	-	56,492
Total	$81,690	$340,402

	For the years ended December 31,
	2021	2020
Cash repayment from related parties
Ye Aiyun	142,450	-
Zhu Hong	-	1,093,131
Total	$142,450	$1,093,131

	For the years ended December 31,
	2021	2020
Cash repayment to related parties
Zhu Hong	980,004	-
Shenzhen Weilian Jin Meng Culture Spreading Limited	24,800	-
Zhu Jian Yong	1,731	-
Total	$1,006,535	$-

	For the years ended December 31,
	2021	2020
Expense paid on behalf by related parties
Zhu Hong	-	15,758
Total	$-	$15,758

*	Shenzhen Nainiang Liquor Industrial Co., Ltd. became the wholly owned subsidiary of the Company after the acquisition transaction which was closed on August 16, 2021. All intra-company transactions and balances have been eliminated on consolidation.

15.	RESERVES

(a)	Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the years ended December 31, 2021 and 2020, the Company accrued statutory reserve of $3,041,397 and 6,894, respectively.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

16.	COMMITMENTS AND CONTINGENCIES

Commitment consist of a non-cancelable consultancy service agreement entered into with a third-party for the provision of services related to the US listing with a contract sum of $1,200,000. The outstanding committed contract amount is $120,000. The terms of the agreement are for various milestones stages to be completed within two years through 2021 which has extended to 2022. Future commitments within one year as of December 31, 2021 was $120,000. No future commitments more than one year as of December 31, 2021.

Except the above commitments and the operating lease commitment as disclosed at Note 6, there are no material commitments.

17.	SUBSEQUENT EVENTS

There are no subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 21, 2021, the Board approved the engagement of Audit Alliance LLP based in the Republic of Singapore as our independent registered public accounting firm to audit and review the Company’s financial statements for the years ended December 31, 2020 and 2019. During the fiscal years ended December 31, 2020 and 2019, the subsequent interim periods thereto, and through March 21, 2021, the engagement date of Audit Alliance LLP, neither the Company, nor someone on its behalf, had consulted Audit Alliance LLP regarding either:

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

On December 20, 2021, the Board approved the dismissal of Audit Alliance LLP as the Company’s independent registered public accounting firm and the appointment of Onestop Assurance PAC in the Republic of Singapore as the Company’s new independent registered public accounting firm for the fiscal year ended December 31, 2021.

Audit Alliance LLP’s reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports of Audit Alliance LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 2020 and 2019 included an explanatory paragraph that described factors that raised substantial doubt about the Company’s ability to continue as a going concern.

From Audit Alliance LLP’s engagement on March 21, 2021 through December 20, 2021, (i) there were no disagreements with Audit Alliance LLP (within the meaning of Item 304(a)(1)(iv) of Regulation S-K (“Regulation S-K”) of the rules and regulations of the SEC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved to Audit Alliance LLP’s satisfaction, would have caused Audit Alliance to make reference to the subject matter of the disagreements in its reports; and (ii) there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. As previously disclosed, the following control deficiencies were identified that represent material weaknesses as of December 31, 2020: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) the management of subsidiary companies who do not possess a mature understanding of U.S. GAAP or U.S. securities laws; and (5) the management dominated by a small group of individuals without adequate compensating controls.

During the Company’s two most recent fiscal years ended December 31, 2021 and 2020, neither the Company nor anyone acting on its behalf consulted with Onestop Assurance PAC with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company and its subsidiaries, and no written report or oral advice was provided by Onestop Assurance PAC to the Company that Onestop Assurance PAC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently (in 2019) did the Company appoint new management to make filings with the SEC on behalf of the Company. Additionally, our Chief Executive Officer, Chief Financial Officer and the Company’s employees do not have deep experience operating companies which are required to make periodic disclosures with the SEC, which we believe negatively impacts our ability to provide timely disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) the management of subsidiary companies who do not possess a mature understanding of U.S. GAAP or U.S. securities laws; and (5) management dominated by a small group of individuals without adequate compensating controls. The material weaknesses above were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2021.

Our management has hired outside consultants experienced in US GAAP financial reporting to assist us and is committed to taking further action and implementing additional improvements.

Our management does not believe that the foregoing material weaknesses had a material effect on our financial condition or results of operations or caused our consolidated financial statements as of and for the year ended December 31, 2021 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth the name, position and age of each of our current executive officer and director:

Name	Position Held with the Company	Age
Ms. Hong Zhu	President, CEO, Treasurer, CFO, Secretary, sole Director	28

Ms. Hong Zhu, age 28, has been the Chief Executive Officer and a Director of the Company since October 4, 2019. Ms. Zhu also served as our President, Treasurer, Chief Financial Officer and Secretary since October 4, 2019. Ms. Zhu graduated from Huangshan Ruiyuan Foreign Language School in 2012. From 2012 till 2014, Ms. Zhu participated in international trading of leather goods in family business. She was responsible for product selection, price negotiation and sales. From 2015 to 2016, she was an assistant for Jilin Yunshang Health Food Co., Ltd in order to assist the president in his work, including advice, implementation, coordination and assistance with management duties. In early 2017, she quit her job and started marketing research for six months, and then entered the coffee industry and established Shenzhen Wei Lian Jin Meng Electronic Commerce Limited in October of that year. With sufficient experience in planning and management work, Ms. Zhu has been appointed as a Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and the sole Director of the Company in October 2019.

Our sole director and executive officer holds office until her successors are duly elected and qualified. There are no arrangements or understandings known to us pursuant to which the director and executive officer was or is to be selected as a director (or director nominee) or executive officer.

Employment Agreements

We entered into standard employment agreement with Ms. Zhu, who is our sole officer and director. Our standard employment agreement permits us to terminate the executive’s employment for cause, at any time, without notice or remuneration, for certain acts of the executive, including but not limited to a conviction or plea of guilty to a felony, negligence or dishonesty to our detriment and failure to perform agreed duties after a reasonable opportunity to cure the failure. Furthermore, we may terminate the executive’s employment at any time without cause by giving one month’s advance written notice to the executive officer. If we terminate the executive’s employment without cause, the executive will be entitled to a termination payment of up to three months of his or her then base salary, depending on the length of such executive’s employment with us. Our standard employment agreement contains customary non-competition, confidentiality, and non-disclosure covenants.

Family Relationships

None.

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

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to this annual report on Form 10-K.

Board Composition

Our Board of Directors currently consists of one member, Ms. Hong Zhu. We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable.

Nomination Process

During the year ended December 31, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board. Our Board does not have a formal policy with regard to the consideration of any director candidates recommended by our shareholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

Currently the Company does not have an Audit Committee. Our sole director is not an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2021, and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2021.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2021 SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year ended Dec 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ms. Hong Zhu (1),	2021	40,916	0	0	0	0	0	12,943	53,859
CEO, CFO	2020	33,297	0	0	0	0	0	0	33,297

(1)	Ms. Hong Zhu has served as our Chief Executive Officer from October 4, 2019 to date. Ms. Zhu has also served as our Chief Financial Officer from October 4, 2019 to date. In 2021, all other compensation in the total dollar amount of $12,943 primarily consists of social insurance, housing provident funds and other welfare-oriented government-mandated employee benefit plan contributions.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2021.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2021.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2021, there were no options exercised by our named executive officer.

Compensation of Directors

We do not have any agreements for compensating our director for her service in her capacity as director.

Pension, Retirement or Similar Benefit Plans

Our PRC subsidiaries are required by law to make contributions equal to certain percentages of each employee’s salary for his or her pension insurance, medical insurance, unemployment insurance and other statutory benefits and a housing provident fund. Our Chief Executive and Chief Financial Officer is entitled to such contributions for her pension insurance, medical insurance, unemployment insurance and other statutory benefits and a housing provident fund. Our directors and executive officers may receive share options at the discretion of our Board in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our director or executive officer, except that share options may be granted at the discretion of our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2022, certain information regarding beneficial ownership of our common stock by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 31, 2022, we had 609,316,077 shares of common stock issued and outstanding and 100,000,000 shares of Series A Preferred Stock issued and outstanding.

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

	Amount and Nature of Beneficial Ownership			Percent of Aggregate
Name of Beneficial Owner	Common Stock	Preferred Stock	Percent(1) of Class	Voting Power(1)
Directors and Executive Officers
Hong Zhu, Chief Executive Officer, Chief Financial Officer, President, Secretary and Director(2)	539,500,159	100,000,000	88.5% (common stock) 100% (Series A preferred stock)	99.3%
All officers and directors as a group (1 person)	539,500,159	100,000,000	88.5% (common stock) 100% (Series A preferred stock)	99.3%
5% Beneficial Owners
Sunshine Beauty Limited(3)	120,000,000	-	19.7%	1.1%

(1)	Based on 609,316,077 shares of common stock outstanding on March 31, 2022. Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days of March 31, 2022. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock.

(2)	Includes (i) 120,000,000 shares of common stock beneficially owned through Sunshine Beauty Limited by Ms. Zhu, (ii) 4,500,159 shares of common stock directly owned by Ms. Zhu, (iii) 240,000,000 shares of common stock, previously owned by Sunshine Technology Limited whose sole director and shareholder is Ms. Zhu’s mother Aiyun Ye, and transferred to Ms. Zhu pursuant to a stock purchase agreement dated January 28, 2022, and (iv) 175,000,000 shares of common stock, previously owned by Sunshine Power Limited whose sole director and shareholder is Ms. Zhu’s father Jianyong Zhu, and transferred to Ms. Zhu pursuant to a stock purchase agreement dated January 28, 2022. Ms. Zhu also owns all 100,000,000 shares of Series A Preferred Stock outstanding, which are entitled to 100 votes per share, but which are not convertible into our common stock.

(3)	Sunshine Beauty Limited is a British Virgin Islands company wholly owned by our CEO, Ms. Hong Zhu, and Ms. Hong Zhu is the sole director of Sunshine Beauty Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of related party transactions for the past two fiscal years (other than compensation described under Item 11 “Executive Compensation”).

The Company had the following balances with related parties:

(a)	Amount due from related parties

		As of December 31,
	Relationship	2021	2020
Aiyun Ye	Shareholder of the Company	$-	$142,450
Shenzhen Weilian Jin Meng Culture Spreading Limited	Hong Zhu is the shareholder	81,690	-
Total		$81,690	$142,450

The balances represent cash advance to related parties. The balances are unsecured, non-interest bearing and repayable on demand. The Company paid certain operating expenses for Shenzhen Weilian Jin Meng Culture Spreading Limited (“WLJM Culture Spreading”) in 2021 and WLJM Culture Spreading paid certain operating expenses for the Company in 2020. The Company is winding down such transactions.

(b)	Amount due to related parties

		As of December 31,
	Relationship	2021	2020
Hong Zhu	Shareholder of the Company	$79,849	$1,059,853
Jianyong Zhu	Shareholder of the Company	-	1,731
Shenzhen Weilian Jin Meng Culture Spreading Limited	Hong Zhu is the shareholder	-	24,800
Shenzhen Nainiang Liquor Industrial Co., Ltd.*	Hong Zhu is the shareholder	-	10,768
Total		$79,849	$1,097,152

The balances represent Company’s expenses paid by the related parties. The balances are unsecured, non-interest bearing and repayable on demand.

*	Shenzhen Nainiang Liquor Industrial Co., Ltd. became the wholly owned subsidiary of the Company after the acquisition transaction which was closed on August 16, 2021. All intra-company transactions and balances have been eliminated on consolidation.

(c)	Transactions

	For the years ended December 31,
	2021	2020
Cash advance from related parties
Shenzhen Nainiang Liquor Industrial Co., Ltd.*	$-	$66,683
Shenzhen Weilian Jin Meng Culture Spreading Limited	-	29,282
Total	$-	$95,965

	For the years ended December 31,
	2021	2020
Cash advance to related parties
Hong Zhu	-	200,876
Aiyun Ye	-	76,830
Shenzhen Weilian Jin Meng Culture Spreading Limited	81,690	6,204
Shenzhen Nainiang Liquor Industrial Co., Ltd.*	-	56,492
Total	$81,690	$340,402

	For the years ended December 31,
	2021	2020
Cash repayment from related parties
Aiyun Ye	142,450	-
Hong Zhu	-	1,093,131
Total	$142,450	$1,093,131

	For the years ended December 31,
	2021	2020
Cash repayment to related parties
Hong Zhu	980,004	-
Shenzhen Weilian Jin Meng Culture Spreading Limited	24,800	-
Zhu Jian Yong	1,731	-
Total	$1,006,535	$-

	For the years ended December 31,
	2021	2020
Expense paid by related parties on behalf of the Company
Hong Zhu	-	15,758
Total	$-	$15,758

*	Shenzhen Nainiang Liquor Industrial Co., Ltd. became the wholly owned subsidiary of the Company after the acquisition transaction which was closed on August 16, 2021. All intra-company transactions and balances have been eliminated on consolidation.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

The Company does not have a separately designated nominating committee of our Board. Our sole director is not deemed to be independent, as such term is defined in the listing standards of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2021
Audit Fees	$87,000	$114,000
Audit Related Fees	$-	$50,000
Tax Fees	$-	$-
Total	$87,000	$164,000

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” represented the fees billed for professional services rendered for the audit and review of Nainiang Liquor’s financial statements and pro forma financial information included in the current report on Form 8-K filed on August 16, 2021 in connection with the acquisition of Nainiang Liquor.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board to assure that such services do not impair the auditors’ independence from us. Our board pre-approved the audit service performed by our auditors for our consolidated financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement by and among the Company, Wei Lian Jin Meng Group Limited and the Sellers dated February 1, 2021 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed February 3, 2021).

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 10, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed February 3, 2021).

3.2	Certificate of Designation of the Series A Preferred Stock of Microalliance Group Inc., dated September 16, 2019 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed February 3, 2021).

3.3	Certificate of Amendment of the Registrant dated February 7, 2022

3.4	Amended and Restated Bylaws of the Registrant

10.1	Share Exchange Agreement by and among the Company, Shenzhen Nainiang Liquor Industrial Co., Ltd. and the Shareholders of Shenzhen Nainiang Liquor Industrial Co., Ltd., dated August 16, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 16, 2021)

10.2	Equity Acquisition Agreement by and among Shenzhen Wei Lian Jin Meng Electronic Commerce Limited, Century Zongheng Investment Holding (Shenzhen) Co., Ltd., Hong Zhu and Shenzhen Nainiang Liquor Industrial Co., Ltd., dated June 2, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 16, 2021)

14.1	Code of Ethics and Business Conduct

21.1	Subsidiaries

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MICROALLIANCE GROUP INC.
(Registrant)

Dated: March 31, 2022	By:	/s/ Hong Zhu
Hong Zhu
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2022	By:	/s/ Hong Zhu
Hong Zhu
Director, President, Chief Executive Officer and Chief Financial Officer