Form 10-Q
period 2022-03-31
MICROALLIANCE GROUP INC.
filed 2022-05-16
CIK 1309251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-123774

Microalliance Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-1098668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 601, Bldg. E,

No. 1, Huabao Fubao China Street, Futian District

Shenzhen City, Guangdong Province 518000

(Address of principal executive offices, Zip Code)

+86 185 6676 1769

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 609,316,077 shares as of May 16, 2022.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROALLIANCE GROUP INC.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED)

	March 31, 2022	December 31, 2021
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	59,171	1,190,465
Accounts receivable	2,170,843	3,012,256
Other receivables	261,141	227,359
Inventories	18,908,148	14,166,929
Prepayment	596	28,370
Advance to suppliers	11,650,978	11,676,326
Amount due from related parties	32,477	81,690
Total current assets	33,083,354	30,383,395

Non-current assets:
Leasehold improvements and equipment, net	406,267	429,500
Intangible assets	97,488	95,461
Operating lease right-of-use assets	29,687	83,957
Total non-current assets	533,442	608,918
Total assets	33,616,796	30,992,313

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	459,603	29,048
Income tax payables	860,195	1,334,679
Other payables and accruals	340,798	481,258
Advance from customers	553,440	737,515
Amount due to related parties	40,184	79,849
Current operating lease liabilities	19,818	69,259
Total current liabilities	2,274,038	2,731,608

Non-current liabilities:
Non-current operating lease liabilities	9,869	14,698
Total non-current liabilities	9,869	14,698
Total liabilities	2,283,907	2,746,306

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Share capital (750,000,000 shares of Common Stock, par value $0.00001 per share, authorized, of which 609,316,077 shares are issued and outstanding; and 100,000,000 shares of Series A Preferred Stock, par value $0.00001 per share, of which all 100,000,000 shares are issued and outstanding)
Series A Preferred Stock	1,000	1,000
Common Stock	6,093	6,093
Additional paid in capital	10,215,427	10,215,427
Foreign currency translation reserves	291,237	225,508
Statutory reserves	3,041,397	3,041,397
Retained earnings	17,777,735	14,756,582
Total equity	31,332,889	28,246,007
Total liabilities and equity	33,616,796	30,992,313

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	2022	2021
	US$	US$

Revenue	6,598,289	4,411,258
Cost of revenue	(1,830,697)	(935,165)
Gross profit	4,767,592	3,476,093

Selling and marketing expenses	(187,614)	(36,479)
General and administrative expense	(516,945)	(267,800)
Total operating expenses	(704,559)	(304,279)
Operating profit	4,063,033	3,171,814

Other (expenses) income, net	(6,777)	(179)
Profit before income taxes	4,056,256	3,171,635

Income taxes	(1,035,103)	(779,372)
Net profit for the year	3,021,153	2,392,263

Foreign currency translation differences	65,729	(21,529)
Total comprehensive income for the year	3,086,882	2,370,734

Earnings per share:
- Basic	0.005	0.004
- Diluted	0.005	0.004

Weighted average number of shares used in computation:
- Basic	609,316,077	600,034,500
- Diluted	609,316,077	600,034,500

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Share Capital			Foreign	(Accumulated Deficit) Retain Earnings
	Series A preferred Stock	Common Stock	Additional paid in Capital	Currency Translation Reserve	Unrestricted	Statutory Reserve	Total Equity (Deficit)
	US$	US$	US$	US$	US$	US$	US$
Balance at January 1, 2022 (Audited)	1,000	6,093	10,215,427	225,508	14,756,582	3,041,397	28,246,007
Profit for the period	-		-	-	3,021,153	-	3,021,153
Other comprehensive income	-		-	65,729	-	-	65,729
Balance at March 31, 2022 (Unaudited)	1,000	6,093	10,215,427	291,237	17,777,735	3,041,397	31,332,889

Balance at January 1, 2021 (Audited)	1,000	6,000	(15,146)	(54,091)	(980,262)	6,894	(1,035,605)
Profit for the period	-		-	-	2,392,263	-	2,392,263
Other comprehensive income	-		-	(21,529)	-	-	(21,529)
Balance at March 31, 2021 (Unaudited)	1,000	6,000	(15,146)	(75,620)	1,412,001	6,894	1,335,129

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	2022	2021
	US$	US$
Cash flows from operating activities:
Net profit	3,021,153	2,392,263

Adjustments for:
Depreciation and amortization	38,306	14,266
Changes in:
Accounts receivable	847,091	(3,546,989)
Other receivables and prepayment	(5,437)	(10,359)
Advance to suppliers	51,038	-
Inventories	(4,704,622)	(1,855)
Accounts payable, other payables and accruals	288,641	941,940
Income tax payables	(476,884)	774,671
Advance from customers	(185,490)	(18,777)
Amount due from/to related parties	9,541	(508,965)
Net cash (used in) provided by operating activities	(1,116,663)	36,195

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(12,549)	(15,424)
Additions to intangible assets	(3,418)	(33,597)
Net cash used in investing activities	(15,967)	(49,021)

Effect of exchange rate changes on cash and cash equivalents	1,336	(92)

Net decrease in cash and cash equivalents	(1,131,294)	(12,918)
Cash and cash equivalents at the beginning of year	1,190,465	61,517
Cash and cash equivalents at the end of the year	59,171	48,599

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	23,180	301,093

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Microalliance Group Inc. and its subsidiaries (the “Company” or “FHAI”) are engaged in the business of wholesale distribution of “coffee tea” and “spirit” products to retail partners and corporate customers, selling “coffee tea” and “spirit” products to individual consumers and providing pre-opening assistance to retail partners to operate coffee stores in the People’s Public of China (“PRC” or “China”).

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (“2021 Form 10-K”).

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

There is no change on the accounting policies from the year ended December 31, 2021.

(b)	Revenue Recognition

The Company’s revenues primarily include Company sales, franchise fees and income and revenues from transactions with franchisees.

Product sales

Product sales represents the sale of “coffee tea” and “spirit” products. Such revenue is recognized net of value-added taxes, upon delivery at such time that title passes to the customers.

Franchise fees and income

Franchise fees and income primarily include upfront franchise fees, such as initial fees, pre-opening assistance to operate spirit stores, subsequent training provided to franchisees and renewal fees. The Company has determined that the services provided in exchange for upfront franchise fees are highly interrelated with the franchise rights. The franchise rights are accounted for as rights to access the Company’s symbolic intellectual property in accordance with ASC 606, and the Company recognizes upfront franchise fees received from a franchisee as revenue when performance obligations are satisfied in accordance with the franchise agreement or the renewal agreement. The franchise agreement term is typically 3 years.

Revenues from transactions with franchisees

Revenues from transactions with franchisees consist primarily of sales of spirit products. The Company sells and delivers spirit products to the franchisees. The performance obligations arising from such transactions are considered distinct from the franchise agreement as they are not highly dependent on the franchise agreement and the customer can benefit from the procurement service on its own. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the franchisees.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three months ended March 31, 2022 and 2021.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2022.

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Customer A	$-	-%	$1,540,197	51%
Customer B	-	-%	1,472,059	49%
Customer C	1,330,653	61%	-	-%
Customer D	840,190	39%	-	-%
	$2,170,843	100%	$3,012,256	100%

(c)	Recently issued accounting pronouncements

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

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable, other receivables and advance to suppliers. As of March 31, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any customers constituting 10% or more of the net revenue in the three months ended March 31, 2022. The Company had two customers constituting 10% or more of the net revenues in the three months ended March 31, 2021 as follows:

	2022		2021
	Amount	%	Amount	%
Customer A	$-	-%	$867,850	20%
Customer B	-	-%	435,070	10%
	$-	-%	$1,302,920	30%

5.	REVENUE

	For the three months ended March 31,
Revenue	2022	2021
Product sales	$2,432,537	$4,363,917
Franchise fees and income	458,626	47,341
Revenues from transactions with franchisees	3,707,126	-
	$6,598,289	$4,411,258

Contract liabilities	As of March 31, 2022	As of December 31, 2021
Deferred revenue related to prepaid coffee and liquor products	$4,013	$20,881
Deferred revenue related to upfront franchise fees	549,427	716,634
	$553,440	$737,515

Contract liabilities primarily consist of deferred revenue related to prepaid coffee and spirit products and upfront franchise fees. Deferred revenue related to prepaid spirit products represents advance from franchisees for future supply of products which is expected to recognize as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of December 31, 2021, the Company expects to recognize as revenue of $221,085 within the next 12 months.

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

6.	OTHER RECEIVABLES

As of March 31, 2022 and December 31, 2021, other receivables mainly consist of employees advance to be spent for company purposes and refundable rental deposits. The balances are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORY

	March 31,	December 31,
	2022	2021
Raw materials (1)	$18,200,736	$14,000,162
Finished goods	652,795	61,684
Goods in transit	54,617	105,083
	$18,908,148	$14,166,929

(1)	Raw materials mainly consist of unprocessed coffee tea beans, puree spirit and packaging materials

8.	ADVANCE TO SUPPLIERS

The suppliers require the Company to pay in advance for the purchase of liquor products. Such advance is appropriated against future purchase orders. These advances are interest free, unsecured and short-term in nature.

9.	LEASEHOLD IMPROVEMENT AND EQUIPMENT, NET

	March 31,	December 31,
	2022	2021
Leasehold improvement	$66,089	$65,944
Equipment	32,611	21,079
Machinery	34,162	34,087
Computer equipment and software	47,888	46,228
Motor vehicle	492,705	469,114
	$673,455	$636,452
Less: accumulated depreciation	(267,188)	(206,952)
	$406,267	$429,500

Depreciation expense for the three months ended March 31, 2022 and 2021 was $36,703 and $13,986 respectively.

10.	INTANGIBLE ASSETS

	March 31,	December 31,
	2022	2021
APP Platform	$110,391	$110,148
Trademarks	3,422	-
Less: accumulated amortization	(16,325)	(14,687)
	$97,488	$95,461

Amortization expense for the three months ended March 31, 2022 and 2021 was $1,603 and $280, respectively.

As of March 31, 2022 and December 31, 2021, cost of intangible assets included an APP platform amounting to approximately $16,000 (RMB100,000) acquired by the Company during the year which was in the testing phase, no amortization was recorded until that platform was fully operational in 2022.

11.	OTHER PAYABLES AND ACCRUALS

	March 31,	December 31,
	2022	2021
Accrued payroll and welfare payable	$71,423	$178,706
VAT and other taxes payable	241,121	192,563
Others (1)	28,254	109,989
	$340,798	$481,258

(1)	As of March 31, 2022 and December 31, 2021, others mainly consist of the outstanding refundable balance upon termination of the cooperative agreement with one customer and payables for rental expenses.

12.	ADVANCE FROM CUSTOMERS

The Company requires retail partners to sign cooperative agreement and to pay in advance for the supply of goods. Such advance is appropriated against future sales orders. These advances are interest free, unsecured and short-term in nature.

13.	INCOME TAXES

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

The Company did not record deferred tax assets as of March 31, 2022 and December 31, 2021.

A reconciliation of tax expense from 25% statutory tax rates for the three months ended March 31, 2022 and 2021 is as follows:

	For the three months ended March 31,
	2022	2021
Profit before tax	$4,056,256	$3,171,635
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected tax expense	1,014,064	792,909
Others	21,039	(13,537)
	$1,035,103	$779,372

14.	LEASES

The Company has leases for the office, factory and warehouse in the PRC, under operating leases expiring on various dates through September 2023, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2022, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. Rent expense for the three months ended March 31, 2022 and 2021 were $70,267 and $78,596, respectively.

Upon expiration of the terms of leases, the Company has not entered into new lease agreements or extended the existing lease agreements as of March 31, 2022 and December 31, 2021.

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

March 31, 2022
Within 1 year	$25,634
After 1 year but within 5 years	11,290
Total lease payments	$36,924
Less: imputed interest	(7,237)
Total lease obligations	29,687
Less: current obligations	(19,818)
Long-term lease obligations	$9,869

Other information:

	For the three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$70,267	$78,596
Right-of-use assets obtained in exchange for operating lease liabilities	23,180	301,093
Remaining lease term for operating leases (years)	1.5	2.5
Weighted average discount rate for operating leases	4.75%	4.75%

15.	RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a)	Amount due from related parties

		March 31,	December 31,
	Relationship	2022	2021
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	$32,477	$81,690
Total		$32,477	$81,690

The balances represent cash advance to a related party. The balances are unsecured, non-interest bearing and repayable on demand.

(b)	Amount due to related parties

		March 31,	December 31,
	Relationship	2022	2021
Zhu Hong	Majority shareholder of the Company	$40,184	$79,849
Total		$40,184	$79,849

The balances represent Company’s expenses paid on behalf by a related party. The balances are unsecured, non-interest bearing and repayable on demand.

16.	COMMITMENTS AND CONTINGENCIES

Commitments consist of a non-cancelable consultancy service agreement entered into with a third-party for the provision of services related to the US listing with a contract sum of $1,200,000. The outstanding committed contract amount is $120,000. The terms of the agreement are for various milestones stages to be completed within two years through 2021 which has extended to 2022. Future commitments within one year as of December 31, 2021 was $120,000. No future commitments more than one year as of March 31, 2022.

Except the above commitments and the operating lease commitment as disclosed at Note 14, there are no material commitments.

17.	SUBSEQUENT EVENTS

There are no subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, potential fluctuation of our quarterly and annual financial and operational results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as identified in “Item 1A. Risk Factors” described in our most recent annual report on Form 10-K.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Unless otherwise indicated by the context, references to the “Company, “we,” “us,” “our” in this report are to the combined business of Microalliance Group Inc., a Nevada corporation, and its consolidated subsidiaries.

Overview

The Company is primarily engaged in offering two types of products: coffee and liquor. The Company, through its subsidiaries in China, develops, produces, markets and sells flagship “coffee tea” products, which are innovative specialty coffee products with Chinese black tea’s taste, as well as black coffee products and other coffee products. We sell our coffee products wholesale to retail partners and corporate customers, and we also sell directly to consumers in the PRC via our e-commerce channels. We commit to build the first brand of “coffee tea” culture in the PRC. As of the date of this report, we have entered into franchise agreements with a large number of franchisees relating to the distribution, marketing and sale of our coffee products. Our coffee product offerings consist of five different coffee products.

Our liquor products are sold across China through sales agents, distributors and franchisees. Our licensed “Nainiang Liquor” retail stores have opened in a dozen of cities in China, such as Beijing, Shanghai, Shenzhen, Xiamen, Chongqing, Chengdu, Kunming, Foshan, Zhaoqing, Huangshan, Jingzhou and Baoding, to mainly market and sell our proprietary brand liquor products to consumers. We supply the licensed retail stores with our liquor products and maintain quality and uniformity throughout the licensed stores by requiring uniform retail prices, providing continual trainings, periodic field visits by our marketing personnel and holding annual and special meetings of franchisees. Such retail stores launch marketing initiatives like tasting events to increase our brand awareness and promote sales. We currently sell six liquor products, including featured “coffee spirit” products and vintage “Baijiu” products. Our “coffee spirit” products are independently innovated by us and unique in China, with premium quality, good taste and large profit margin. Our “Baijiu” (a type of Chinese liquor made from whole grain with alcohol content from 40-60%) products have excellent quality and we own a large stock of vintage Baijiu whose value grows as they age. As of March 31, 2022, we had RMB114,774,000 (approximately $18.1 million) of such vintage Baijiu in stock based on the historical purchase cost. The liquor market size is massive which generates more revenues than the coffee business.

COVID-19 Impact

Our coffee factory in Dongguan as well as offices, contracted liquor producers and licensed “Nainiang Liquor” retail stores in Shenzhen were temporarily closed due to COVID-19 resurgences and local containment measures in the first quarter of 2022. Consumer demand for liquor products has dropped during lockdown periods as a result of social distancing policies and reduced gatherings. In addition, our plan to expand internationally has largely stalled due to the COVID-19 pandemic. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and our coffee and liquor business in particular.

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

Product sales

Product sales represent the sale of “coffee tea” and “spirit” products. Such revenue is recognized net of value-added taxes, upon delivery at such time that title passes to the customers.

Franchise fees and income

Franchise fees and income primarily include upfront franchise fees, such as initial fees, pre-opening assistance to operate spirit stores, subsequent training provided to franchisees and renewal fees. The Company has determined that the services provided in exchange for upfront franchise fees are highly interrelated with the franchise rights. The franchise rights are accounted for as rights to access the Company’s symbolic intellectual property in accordance with ASC 606, and the Company recognizes upfront franchise fees received from a franchisee as revenue when performance obligations are satisfied in accordance with the franchise agreement or the renewal agreement. The franchise agreement term is typically 3 years.

Revenues from transactions with franchisees

Revenues from transactions with franchisees consist primarily of sales of spirit products. The Company sells and delivers spirit products to the franchisees. The performance obligations arising from such transactions are considered distinct from the franchise agreement as they are not highly dependent on the franchise agreement and the customer can benefit from the procurement service on its own. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the franchisees.

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

	For the three months ended March 31,
Revenue	2022	2021
Product sales	$2,432,537	$4,363,917
Franchise fees and income	458,626	47,341
Revenues from transactions with franchisees	3,707,126	-
	$6,598,289	$4,411,258

Contract liabilities	As of March 31, 2022	As of December 31, 2021
Deferred revenue related to prepaid coffee and liquor products	$4,013	$20,881
Deferred revenue related to upfront franchise fees	549,427	716,634
	$553,440	$737,515

Contract liabilities primarily consist of deferred revenue related to prepaid spirit products and upfront franchise fees. Deferred revenue related to prepaid spirit products represents advance from franchisees for future supply of products which is expected to be recognized as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of March 31, 2022, we expect to recognize revenue of $221,085 within the next 12 months.

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

Concentrations of Credit Risk

Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of March 31, 2021 and December 31, 2021, substantially all of our cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The following customers had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Customer A	$-	-%	$1,540,197	51%
Customer B	-	-%	1,472,059	49%
Customer C	1,330,653	61%	-	-%
Customer D	840,190	39%	-	-%
	$2,170,843	100%	$3,012,256	100%

We did not have customers constituting 10% or more of the net revenues in the three months ended March 31, 2022. We had two customers constituting 10% or more of the net revenues in the three months ended March 31, 2021 as follows:

	2022		2021
	Amount	%	Amount	%
Customer A	$-	-%	$867,850	20%
Customer B	-	-%	435,070	10%
	$-	-%	$1,302,920	30%

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For smaller public business entities, the amendments in this Update are effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). We are currently evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

We review new accounting standards as issued. We have not identified any other new standards that we believe will have a significant impact on our financial statements.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements of Microalliance Group Inc. attached hereto for the three months ended March 31, 2022 and 2021.

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

We generated $6,598,289 in revenue for the three months ended March 31, 2022 compared to $4,411,258 for the three months ended March 31, 2022. There was an increase in total revenues of $2,187,031 or 49.6% compared with the three months ended March 31, 2021, because of acquiring 99% of the equity interests of Shenzhen Nainiang Liquor Industrial Co., Ltd., a company formed under the laws of China (“Nainiang Liquor”), on June 3, 2021, which contributed $4,771,156 to our consolidated revenue for the three months ended March 31, 2022.

Apart from the results consolidated from the acquisition of Nainiang Liquor, revenue for the three months ended March 31, 2022 decreased compared to the same business operations for the three months ended March 31, 2021. Outbreaks of additional variants of COVID-19 which are more transmissible (like the Omicron variant) or result in more severe sickness (like the Delta variant) have caused negative impacts to our business since January 2022. The Chinese government has been taking actions to contain COVID-19 such as re-imposing previously lifted measures or putting in place additional restrictions including the Shenzhen and Shanghai lockdowns to slow the spread of COVID-19. We expect our business will be gradually recovering from recent surges of COVID-19 cases beginning near the end of 2021.

Cost of Revenue

Cost of revenue was $1,830,697 for the three months ended March 31, 2022 compared to $935,165 for the three months ended March 31, 2021, an increase in cost of revenue by $895,532 or 95.8%. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research, and development costs, etc. The acquisition of Nainiang Liquor contributed $1,584,866 to our consolidated cost of revenue for the three months ended March 31, 2022.

Gross profit

Gross profit for the three months ended December 31, 2021 was $4,767,592 compared with $3,476,093 for the three months ended March 31, 2021. The gross profit margin was 72.3% for the three months ended March 31, 2022 compared to 78.8% for the three months ended March 31, 2021, which decrease was due to a lower margin for the new liquor products from the acquisition of Nainiang Liquor. The gross profit margin of Nainiang Liquor for the three months ended March 31, 2022 was 66.8%.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the three months ended March 31, 2022 and 2021 were $187,614 and $36,479, respectively. The selling and marketing expenses increased by $151,135 or 414.3%. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. The acquisition of Nainiang Liquor contributed $127,658 to our consolidated selling and marketing expenses for the three months ended March 31, 2022.

General and administrative expenses

By far the most significant component of our operating expenses for both the three months ended March 31, 2022 and 2021 was general and administrative expenses of $516,945 and $267,800, respectively. The following table sets forth the main components of our general and administrative expenses for the three months ended March 31, 2022 and 2021.

	2022		2021
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$253,108	49.0%	$91,730	34.3%
Salary and welfare	100,557	19.5%	50,484	18.9%
Rental expenses	104,399	20.2%	78,596	29.3%
Research and development costs	-	0.0%	21,996	8.2%
Office expenses	6,468	1.3%	8,875	3.3%
Travel and accommodations	13,105	2.5%	5,218	1.9%
Entertainment	3,579	0.7%	4,585	1.7%
Others	35,729	6.8%	6,316	2.4%
Total general and administrative expenses	$516,945	100%	$267,800	100%

General and administrative expenses increased by $249,145 or 93.0% from $267,800 for the three months ended March 31, 2021 to $516,945 for the three months ended March 31, 2022. The increase was mainly due to the increase in legal and professional fees. The acquisition of Nainiang Liquor contributed $115,542 to our consolidated general and administrative expenses for the three months ended March 31, 2022.

Net Profit

We reported a net profit of $3,021,153 for the three months ended March 31, 2021 compared to a net profit of $2,392,263 for the three months ended March 31, 2021, an increase of $628,890 or 26.3%. The increase was primarily attributable to the fact that our revenue has increased significantly, whereas the increase in administrative expenses is lower than the increase of revenue, because some expenses are fixed costs in nature. In addition, the acquisition of Nainiang Liquor contributed $2,208,275 to our consolidated net profit for the three months ended March 31, 2022.

Liquidity and Capital Resources

	March 31,	December 31,
Working capital:	2022	2021
Total current assets	$33,083,354	$30,383,395
Total current liabilities	(2,274,038)	(2,731,608)
Working capital surplus	$30,809,316	$27,651,787

As of March 31, 2022, we had cash and cash equivalents of $59,171. To date, we have financed our operations primarily through our working capital. The following table provides detailed information about our net cash flows for the three months ended March 31, 2022 and 2021:

Cash flows:	2022	2021
Net cash (used in) provided by operating activities	$(1,116,663)	36,195
Net cash used in investing activities	(15,967)	(49,021)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	1,336	(92)
Net decrease in cash and cash equivalents	(1,131,294)	(12,918)
Cash and cash equivalents at the beginning of year	1,190,465	61,517
Cash and cash equivalents at the end of the three-month period	$59,171	48,599

Operating Activities

Net cash used in operating activities was $1,116,663 for the three months ended March 31, 2022. The difference between our net profit of $3,021,153 and net cash used in operating activities was mainly attributable to the depreciation of fixed assets and amortization of intangible assets of $38,306, and the decrease in other operating assets and liabilities of $4,176,122 which was generally due to the increase in purchase of inventories of $4,704,622 and the decrease in income tax payables balance of $476,884.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 was $15,967, as compared to $49,021 for the three months ended March 31, 2021. The decrease in cash used in investing activities was mainly attributable to less acquisition of equipment and intangible assets during the three months ended March 31, 2022. We will evaluate and assess the COVID-19 pandemic’s impact on our business to determine the plan for increasing our capital expenditures in the future periods.

Financing Activities

There were no cash flow movements from financing activities during the three months ended March 31, 2022 and 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31, 2022 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently (in 2019) did the Company appoint new management to make filings with the SEC on behalf of the Company. Additionally, our Chief Executive and Financial Officer and the Company’s employees do not have deep experience operating companies which are required to make periodic disclosures with the SEC, which we believe negatively impacts our ability to provide timely disclosure.

As we disclosed in our most recent Annual Report on Form 10-K, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified the following material weaknesses in our internal control over financial reporting: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) the management of subsidiary companies who do not possess a mature understanding of U.S. GAAP or U.S. securities laws; and (5) management dominated by a small group of individuals without adequate compensating controls.

Our management has hired outside consultants experienced in US GAAP financial reporting to assist us and is committed to taking further action and implementing additional improvements.

Our management does not believe that the foregoing material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in current reports on Form 8-K, there were no unregistered sales of equity securities or repurchase of common stock during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROALLIANCE GROUP INC.
(Registrant)

Dated: May 16, 2022	By:	/s/ Hong Zhu
Hong Zhu
Chief Executive Officer and Chief Financial Officer