Form 10-Q
period 2022-06-30
MICROALLIANCE GROUP INC.
filed 2022-08-15
CIK 1309251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 609,316,077 shares as of August 15, 2022.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROALLIANCE GROUP INC.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED)

	June 30, 2022	December 31, 2021
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	470,727	1,190,465
Accounts receivable	1,628,425	3,012,256
Other receivables	126,865	255,729
Inventories	18,991,617	14,166,929
Advance to suppliers	10,736,307	11,676,326
Amount due from related parties	169,918	81,690
Total current assets	32,123,859	30,383,395

Non-current assets:
Leasehold improvements and equipment, net	351,769	429,500
Intangible assets	75,774	95,461
Operating lease right-of-use assets	450,152	83,957
Total non-current assets	877,695	608,918
Total assets	33,001,554	30,992,313

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	51,391	29,048
Income tax payables	371,651	1,334,679
Other payables and accruals	151,696	481,258
Advance from customers	784,113	737,515
Amount due to related parties	-	79,849
Current operating lease liabilities	95,683	69,259
Total current liabilities	1,454,534	2,731,608

Non-current liabilities:
Non-current operating lease liabilities	359,564	14,698
Total non-current liabilities	359,564	14,698
Total liabilities	1,814,098	2,746,306

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Share capital (750,000,000 shares of Common Stock, par value $0.00001 per share, authorized, of which 609,316,077 shares are issued and outstanding; and 100,000,000 shares of Series A Preferred Stock, par value $0.00001 per share, of which all 100,000,000 shares are issued and outstanding)
Series A Preferred Stock	1,000	1,000
Common Stock	6,093	6,093
Additional paid in capital	10,215,427	10,215,427
Foreign currency translation reserves	(1,380,672)	225,508
Statutory reserves	3,041,397	3,041,397
Retained earnings	19,304,211	14,756,582
Total equity	31,187,456	28,246,007
Total liabilities and equity	33,001,554	30,992,313

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Revenue	4,030,276	9,458,387	10,628,565	13,869,645
Cost of revenue	(1,350,080)	(2,775,753)	(3,180,777)	(3,710,918)
Gross profit	2,680,196	6,682,634	7,447,788	10,158,727

Selling and marketing expenses	(176,083)	(136,865)	(363,697)	(173,344)
General and administrative expense	(427,388)	(293,764)	(944,333)	(561,564)
Total operating expenses	(603,471)	(430,629)	(1,308,030)	(734,908)
Operating profit	2,076,725	6,252,005	6,139,758	9,423,819

Other income, net	9,741	6,149	2,964	5,970
Profit before income taxes	2,086,466	6,258,154	6,142,722	9,429,789

Income taxes	(559,990)	(1,362,734)	(1,595,093)	(2,142,106)
Net profit for the period	1,526,476	4,895,420	4,547,629	7,287,683

Foreign currency translation differences	(1,671,909)	(116,902)	(1,606,180)	(138,431)
Total comprehensive income for the period	145,433	4,778,518	2,941,449	7,149,252

Earnings per share:
- Basic	0.003	0.008	0.008	0.012
- Diluted	0.003	0.008	0.008	0.012

Weighted average number of shares used in computation:
- Basic	600,034,500	600,034,500	600,034,500	600,034,500
- Diluted	600,034,500	600,034,500	600,034,500	600,034,500

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Share Capital			Foreign	Retain Earnings
	Series A preferred Stock	Common Stock	Additional paid in Capital	Currency Translation Reserve	Unrestricted	Statutory Reserve	Total Equity (Deficit)
	US$	US$	US$	US$	US$	US$	US$
Balance at January 1, 2022 (Audited)	1,000	6,093	10,215,427	225,508	14,756,582	3,041,397	28,246,007
Profit for the period	-	-	-	-	4,547,629	-	4,547,629
Other comprehensive income	-	-	-	(1,606,180)	-	-	(1,606,180)
Balance at June 30, 2022 (Unaudited)	1,000	6,093	10,215,427	(1,380,672)	19,304,211	3,041,397	31,187,456

Balance at January 1, 2021 (Audited)	1,000	6,000	(15,146)	(54,091)	(980,262)	6,894	(1,035,605)
Business combination under common control	-	-	10,230,666	-	-	94,664	10,325,330
Profit for the period	-	-	-	-	7,287,683	-	7,287,683
Other comprehensive income	-	-	-	(138,431)	-	-	(138,431)
Balance at June 30, 2021 (Unaudited)	1,000	6,000	10,215,520	(192,522)	6,309,421	101,558	16,438,977

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	2022	2021
	US$	US$
Cash flows from operating activities:
Net profit	4,547,629	7,287,683

Adjustments for:
Intangible assets written off	15,451	-
Depreciation and amortization	82,627	25,907
Changes in:
Accounts receivable	1,272,175	(3,679,285)
Other receivables	119,786	126,451
Advance to suppliers	351,794	(2,680,166)
Inventories	(5,747,940)	(80,789)
Deferred tax assets	-	(160,423)
Accounts payable, other payables and accruals	(294,831)	(367,050)
Income tax payables	(925,846)	1,456,149
Deferred revenue	87,474	77,643
Amount due from/to related parties	(174,079)	(879,830)
Net cash (used in) provided by operating activities	(665,760)	1,126,290

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(11,798)	(12,009)
Additions to intangible assets	(4,125)	-
Cash acquired from business combination	-	47,909
Net cash (used in) provided by investing activities	(15,923)	34,170

Effect of exchange rate changes on cash and cash equivalents	(38,055)	(28,967)

Net decrease in cash and cash equivalents	(719,738)	1,131,493
Cash and cash equivalents at the beginning of period	1,190,465	61,517
Cash and cash equivalents at the end of the period	470,727	1,193,010

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

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

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the six months ended June 30, 2022 and 2021.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at June 30, 2022.

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Customer A	$-	-%	$1,540,197	51%
Customer B	-	-%	1,472,059	49%
Customer C	1,115,791	68.4%	-	-%
Customer D	512,397	31.5%	-	-%
	$1,628,188	99.9%	$3,012,256	100%

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

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and advance to suppliers. As of June 30, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any customers constituting 10% or more of the net revenue in the six months ended June 30, 2022 and 2021.

5.	REVENUE

	For the three months ended June 30,
Revenue	2022	2021
Product sales	$1,893,954	$5,290,589
Franchise fees and income	22,679	98,805
Revenues from transactions with franchisees	2,113,643	4,068,993
	$4,030,276	$9,458,387

	For the six months ended June 30,
Revenue	2022	2021
Product sales	$4,326,491	$5,436,720
Franchise fees and income	481,305	146,146
Revenues from transactions with franchisees	5,820,769	8,286,779
	$10,628,565	$13,869,645

Contract liabilities	As of June 30, 2022	As of December 31, 2021
Deferred revenue related to prepaid coffee and liquor products	$43,982	$20,881
Deferred revenue related to upfront franchise fees	740,131	716,634
	$784,113	$737,515

Contract liabilities primarily consist of deferred revenue related to prepaid coffee and spirit products and upfront franchise fees. Deferred revenue related to prepaid spirit products represents advance from franchisees for future supply of products which is expected to recognize as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of June 30, 2022, the Company expects to recognize as revenue of $211,259 within the next 12 months.

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

As of June 30, 2022 and December 31, 2021, other receivables mainly consist of employees advance to be spent for company purposes and refundable rental deposits. The balances are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORY

	June 30,	December 31,
	2022	2021
Raw materials (1)	$17,237,120	$14,000,162
Finished goods	92,825	61,684
Goods in transit	1,661,672	105,083
	$18,991,617	$14,166,929

(1)	Raw materials mainly consist of unprocessed coffee tea beans, puree liquor and packaging materials

8.	ADVANCE TO SUPPLIERS

The suppliers require the Company to pay in advance for the purchase of liquor products. Such advance is appropriated against future purchase orders. These advances are interest free, unsecured and short-term in nature.

9.	LEASEHOLD IMPROVEMENT AND EQUIPMENT, NET

	June 30,	December 31,
	2022	2021
Leasehold improvement	$62,554	$65,944
Equipment	30,867	21,079
Machinery	32,335	34,087
Computer equipment and software	45,326	46,228
Motor vehicle	466,352	469,114
	$637,434	$636,452
Less: Accumulated depreciation	(285,665)	(206,952)
	$351,769	$429,500

Depreciation expense for the three and six months ended June 30, 2022 and 2021 was $32,704, $69,407, $10,238 and $24,224 respectively.

10.	INTANGIBLE ASSETS

	June 30,	December 31,
	2022	2021
APP Platform (1)	$89,560	$110,148
Trademarks	3,239	-
Less: accumulated amortization	(17,025)	(14,687)
	$75,774	$95,461

Amortization expense for the three and six months ended June 30, 2022 and 2021 was $2,371, $3,974, $1,403 and $1,683, respectively.

(1)	As of December 31, 2021, the Company included the maintenance cost of an APP platform amounting to approximately $16,000 (RMB100,000) as the intangible assets acquired by the Company. The Company transferred that cost to administrative expenses during the three months ended June 30, 2022 due to its nature.

11.	OTHER PAYABLES AND ACCRUALS

	June 30,	December 31,
	2022	2021
Accrued payroll and welfare payable	$74,969	$178,706
VAT and other taxes payable	75,436	192,563
Others (1)	1,291	109,989
	$151,696	$481,258

(1)	As of December 31, 2021, others mainly consist of the outstanding refundable balance upon termination of the cooperative agreement with one customer and payables for rental expenses. These balances were settled and paid as of June 30, 2022.

12.	ADVANCE FROM CUSTOMERS

The Company requires retail partners to sign cooperative agreement and to pay in advance for the supply of goods. Such advance is appropriated against future sales orders. These advances are interest free, unsecured and short-term in nature.

13.	INCOME TAXES

FHAI was incorporated in the State of Nevada. FHAI is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as FHAI had no United States taxable income for the reporting periods.

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

The Company did not record deferred tax assets as of June 30, 2022 and December 31, 2021.

A reconciliation of tax expense from 25% statutory tax rates for the three and six months ended June 30, 2022 and 2021 is as follows:

	For the three months ended June 30,
	2022	2021
Profit before tax	$2,086,466	$6,258,154
Tax expense (benefit) calculated at statutory tax rate	25%	25%
Computed expected tax expense	521,617	1,564,539
Utilization of tax loss	-	(39,633)
Movement in valuation allowance	37,151	(160,754)
Others	1,222	(1,418)
	$559,990	$1,362,734

	For the six months ended June 30,
	2022	2021
Profit before tax	$6,142,722	$9,429,789
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected tax expense	1,535,681	2,357,447
Utilization of tax loss	-	(39,633)
Movement in valuation allowance	37,151	(160,754)
Others	22,261	(14,954)
	$1,595,093	$2,142,106

14.	LEASES

The Company has leases for the offices, factory and warehouse in the PRC, under operating leases expiring on various dates through June 2027, which is classified as operating leases. In June 2022, the Company entered into a new lease agreement for a lease term of five years upon the expiration of the lease term for an office in February 2022. In addition, the Company has entered into various leases with lease terms of 12 months that do not contain a purchase option in 2022. The Company has elected to apply the exemption on the lessee accounting model for all short-term leases and therefore the operating lease commitment of $192,868 to be paid within the next 12 months will be recognized as an expense on a straight-line basis over the lease term. For the long-term leases, there are no residual value guarantees and no restrictions or covenants imposed by the leases. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2022, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. Rent expense for the three and six months ended June 30, 2022 and 2021 were $114,812, $185,079, $81,242 and $159,838, respectively. Depreciation expenses for the three and six months ended June 30, 2022 and 2021 were $9,246, $9,246, nil and $nil, respectively.

The Company’s future minimum payments under long-term   non-cancelable operating leases are as follows:

June 30, 2022
Within 1 year	$119,794
After 1 year but within 5 years	422,009
Total lease payments	$541,803
Less: imputed interest	(86,556)
Total lease obligations	455,247
Less: current obligations	(95,683)
Long-term lease obligations	$359,564

Other information:

	For the six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$192,575	$159,838
Right-of-use assets obtained in exchange for operating lease liabilities	118,611	235,669
Remaining lease term for operating leases (years)	5	2.25
Weighted average discount rate for operating leases	4.75%	4.75%

15.	RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a)	Amount due from related parties

		June 30,	December 31,
	Relationship	2022	2021
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	$30,740	$81,690
Zhu Hong	Majority shareholder of the Company	139,178	-
Total		$169,918	$81,690

The balances represent cash advance to a related party. The balances are unsecured, non-interest bearing and repayable on demand. The Company made cash advance to Ms. Zhu Hong during the six months ended June 30, 2022. for the payment of future business expenses incurred. The Company expects the balance will be fully utilized at the year-end.

(b)	Amount due to related parties

		June 30,	December 31,
	Relationship	2022	2021
Zhu Hong	Majority shareholder of the Company	$-	$79,849
Total		$-	$79,849

The balances represent Company’s expenses paid on behalf by a related party. The balances are unsecured, non-interest bearing and repayable on demand.

16.	COMMITMENTS AND CONTINGENCIES

Commitments consist of a non-cancelable consultancy service agreement entered into with a third-party for the provision of services related to the US listing with a contract sum of $1,200,000. The outstanding committed contract amount is $120,000. The terms of the agreement are for various milestones stages to be completed within two years through 2021 which has extended to 2022. Future commitments within one year as of December 31, 2021 was $120,000. No future commitments more than one year as of June 30, 2022.

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

Our liquor products are sold across China through sales agents, distributors and franchisees. Our licensed “Nainiang Liquor” retail stores have opened in a dozen of cities in China, such as Beijing, Shanghai, Shenzhen, Xiamen, Chongqing, Chengdu, Kunming, Foshan, Zhaoqing, Huangshan, Jingzhou and Baoding, to mainly market and sell our proprietary brand liquor products to consumers. We supply the licensed retail stores with our liquor products and maintain quality and uniformity throughout the licensed stores by requiring uniform retail prices, providing continual trainings, periodic field visits by our marketing personnel and holding annual and special meetings of franchisees. Such retail stores launch marketing initiatives like tasting events to increase our brand awareness and promote sales. We currently sell six liquor products, including featured “coffee spirit” products and vintage “Baijiu” products. Our “coffee spirit” products are independently innovated by us and unique in China, with premium quality, good taste and large profit margin. Our “Baijiu” (a type of Chinese liquor made from whole grain with alcohol content from 40-60%) products have excellent quality and we own a large stock of vintage Baijiu whose value grows as they age. As of June 30, 2022, we had RMB125,285,000 (approximately $18.7 million) of such vintage Baijiu in stock based on the historical purchase cost. The liquor market size is massive which generates more revenues than the coffee business.

COVID-19 Impact

Our coffee factory in Dongguan as well as offices, contracted liquor producers and licensed “Nainiang Liquor” retail stores in Shenzhen were temporarily closed due to COVID-19 resurgences and local containment measures beginning the first quarter of 2022. Consumer demand for liquor products has dropped during lockdown periods as a result of social distancing policies and reduced gatherings. In addition, our plan to expand internationally has largely stalled due to the COVID-19 pandemic. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and our coffee and liquor business in particular.

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

	For the three months ended June 30,
Revenue	2022	2021
Product sales	$1,893,954	$5,290,589
Franchise fees and income	22,679	98,805
Revenues from transactions with franchisees	2,113,643	4,068,993
	$4,030,276	$9,458,387

	For the six months ended June 30,
Revenue	2022	2021
Product sales	$4,326,491	$5,436,720
Franchise fees and income	481,305	146,146
Revenues from transactions with franchisees	5,820,769	8,286,779
	$10,628,565	$13,869,645

Contract liabilities	As of June 30, 2022	As of December 31, 2021
Deferred revenue related to prepaid coffee and liquor products	$43,982	$20,881
Deferred revenue related to upfront franchise fees	740,130	716,634
	$784,112	$737,515

Contract liabilities primarily consist of deferred revenue related to prepaid spirit products and upfront franchise fees. Deferred revenue related to prepaid spirit products represents advance from franchisees for future supply of products which is expected to be recognized as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of June 30, 2022, we expect to recognize revenue of $211,259 within the next 12 months.

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

Concentrations of Credit Risk

Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of June 30, 2022 and December 31, 2021, substantially all of our cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The following customers had an accounts receivable balance greater than 10% of total accounts receivable at June 30, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Customer A	$-	-%	$1,540,197	51%
Customer B	-	-%	1,472,059	49%
Customer C	1,115,791	68.4%	-	-%
Customer D	512,397	31.5%	-	-%
	$1,628,188	99.9%	$3,012,256	100%

We did not have customers constituting 10% or more of the net revenues in the six months ended June 30, 2022. We had two customers constituting 10% or more of the net revenues in the six months ended June 30, 2021 as follows:

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

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements of Microalliance Group Inc. attached hereto for the three and six months ended June 30, 2022 and 2021.

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue

We generated $4,030,276 in revenue for the three months ended June 30, 2022 compared to $9,458,387 for the three months ended June 30, 2022. There was a decrease in total revenues of $5,428,111 or 57.4% compared with the three months ended June 30, 2021, mainly due to the outbreaks of additional variants of COVID-19 which are more transmissible (like the Omicron variant and the two sub-variants: BA.1 and BA.2.) or result in more severe sickness (like the Delta variant) having caused negative impacts to our business since January 2022. The Chinese government has been taking actions to contain COVID-19 such as re-imposing previously lifted measures or putting in place additional restrictions including the Shenzhen and Shanghai lockdowns to slow the spread of COVID-19. Especially the full-scale lockdown in Shanghai since the end of March for ‘societal zero-Covid’ pursuit to track every Omicron case has led to the dramatic drop in our revenue as Shanghai is our major market which represents around 30%-40% of our total revenue. In addition, the closure of Shanghai has seen many Chinese are losing their incomes and their lifestyle has changed such that their spending on tea and liquor products are dramatically reduced. We expect the Chinese economy and our business will only be gradually recovering from recent surges of COVID-19 cases near the end of 2022.

Cost of Revenue

Cost of revenue was $1,350,080 for the three months ended June 30, 2022 compared to $2,775,753 for the three months ended June 30, 2021, a decrease in cost of revenue by $1,425,673 or 51.4%. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research and development costs, etc. The decrease was relatively in line with the decrease in revenue.

Gross profit

Gross profit for the three months ended June 30, 2022 was $2,680,196 compared with $6,682,634 for the three months ended June 30, 2021. The gross profit margin was 66.5% for the three months ended June 30, 2022 compared to 70.7% for the three months ended June 30, 2021. Such decrease was due to a lower margin for the liquor products, which comprise a larger portion of our sales during the three months ended June 30, 2022 as compared with the same period of 2021.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the three months ended June 30, 2022 and 2021 were $176,083 and $136,865, respectively. The selling and marketing expenses increased was $39,218 or 28.7%. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. Although our revenue dropped, the labor costs and other fixed costs have been rising due to inflation, which led to the increase of selling and marketing expenses.

General and administrative expenses

By far the most significant component of our operating expenses for both the three months ended June 30, 2022 and 2021 was general and administrative expenses of $427,388 and $293,764, respectively. The following table sets forth the main components of our general and administrative expenses for the three months ended June 30, 2022 and 2021.

	2022		2021
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$176,332	41%	$125,121	42%
Salary and welfare	109,644	26%	37,653	13%
Rental expenses	56,487	13%	81,242	27%
Research and development costs	-	-%	22,265	8%
Office expenses	11,162	3%	4,336	1%
Travel and accommodations	18,230	4%	7,399	3%
Entertainment	22,829	5%	2,386	1%
Others	32,704	8%	13,362	5%
Total general and administrative expenses	$427,388	100%	$293,764	100%

General and administrative expenses increased by $133,624 or 45.5% from $293,764 for the three months ended June 30, 2021 to $427,388 for the three months ended June 30, 2022. The increase was mainly due to the increase in legal and professional fees and the increase in labor costs. We have more headcount since we acquired Nainiang Liquor on June 3, 2021.

Net Profit

We reported a net profit of $4,895,420 for the three months ended June 30, 2021 compared to a net profit of $1,526,476 for the three months ended June 30, 2022, a decrease of $3,368,944 or 68.8%. The decrease was primarily attributable to the fact that our revenue has decreased significantly, whereas the selling and administrative expenses increase due to some expenses being fixed costs in nature.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue

We generated $10,628,565 in revenue for the six months ended June 30, 2022 compared to $13,869,645 for the six months ended June 30, 2021. There was a decrease in total revenues of $3,241,080 or 23.4% compared with the six months ended June 30, 2021.

The decrease was mainly due to the outbreaks of additional variants of COVID-19 which are more transmissible (like the Omicron variant and the two sub-variants: BA.1 and BA.2.) or result in more severe sickness (like the Delta variant) having caused negative impacts to our business since January 2022. The Chinese government has been taking actions to contain COVID-19 such as re-imposing previously lifted measures or putting in place additional restrictions including the Shenzhen and Shanghai lockdowns to slow the spread of COVID-19. Especially the full-scale lockdown in Shanghai since the end of March for ‘societal zero-Covid’ pursuit to track every Omicron case has led to the dramatic drop in our revenue as Shanghai is our major market which represents around 30%-40% of our total revenue. In addition, the closure of Shanghai has seen many Chinese are losing their incomes and their lifestyle has changed such that their spending on tea and liquor products are dramatically reduced. We expect the Chinese economy and our business will only be gradually recovering from recent surges of COVID-19 cases near the end of 2022.

Cost of Revenue

Cost of revenue was $3,180,777 for the six months ended June 30, 2022 compared to $3,710,918 for the six months ended June 30, 2021. The decrease of cost of revenue was $530,141 or 14.3%. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research and development costs, etc. The decrease was not in line with the decrease in revenue because of the acquisition of Nainiang Liquor on June 3, 2021 such that we incurred significant labor costs for the six months ended June 30, 2022 due to the increase of headcount through the business acquisition. Depending on the development of the COVID-19 situation in China, we will explore possibilities to streamline our manpower and will evaluate the impact of any redundancy plans.

Gross profit

Gross profit for the six months ended June 30, 2022 was $7,447,788 compared with $10,158,727 for the six months ended June 30, 2021. The decrease in gross profit margin from 70.1% for the six months ended June 30, 2022 to 73.2% for the six months ended June 30, 2021 was due to a lower margin for the liquor products, which comprise a larger portion of our sales during the six months ended June 30, 2022 as compared with the same period of 2021.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the six months ended June 30, 2022 and 2021 was $363,697 and $173,344, respectively. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. The increase of selling and marketing expenses was $190,353 or 109.8%. Although our revenue dropped, the labor costs and other fixed costs have been rising due to inflation, which led to the increase of selling and marketing expenses. In addition, more expenses incurred during the six months ended June 30, 2022 as a result of the consolidation of the results of Nainiang Liquor through the business acquisition on June 3, 2021.

General and administrative expense

By far the most significant component of our operating expenses for both the six months ended June 30, 2022 and 2021 was general and administrative expenses of $944,333 and $561,564, respectively. The following table sets forth the main components of our general and administrative expenses for the six months ended June 30, 2022 and 2021.

	For the six months ended June 30,
	2022		2021
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$429,440	46%	$216,851	39%
Salary and welfare	210,201	22%	88,137	16%
Rental expenses	160,886	17%	159,838	28%
Research and development costs	-	-%	44,261	8%
Office expenses	17,630	2%	13,211	2%
Travel and accommodations	31,335	3%	12,617	2%
Entertainment	26,408	3%	6,971	1%
Others	68,433	7%	19,678	4%
Total general and administrative expenses	$944,333	100%	$561,564	100%

Increase in general and administrative expenses by $382,769 or 68.2% from $561,564 for the six months ended June 30, 2021 to $944,333 for the six months ended June 30, 2022. The increase was mainly due to the increase in legal and professional fees and the increase in labor costs. We have more headcount since we acquired Nainiang Liquor on June 3, 2021.

Net Profit

We incurred a net profit of $4,547,629 for the six months ended June 30, 2022 compared to $7,287,683 for the six months ended June 30, 2021, a decrease of $2,740,054 or 37.6%. The decrease was primarily attributable to the fact that our revenue has decreased significantly, whereas the selling and administrative expenses increase due to some expenses being fixed costs in nature.

Liquidity and Capital Resources

	June 30,	December 31,
Working capital:	2022	2021
Total current assets	$32,123,859	$30,383,395
Total current liabilities	(1,454,534)	(2,731,608)
Working capital surplus	$30,669,325	$27,651,787

As of June 30, 2022, we had cash and cash equivalents of $470,727. To date, we have financed our operations primarily through our working capital. The following table provides detailed information about our net cash flows for the six months ended June 30, 2022 and 2021:

Cash flows:	2022	2021
Net cash (used in) provided by operating activities	$(665,760)	1,126,290
Net cash (used in) provided by investing activities	(15,923)	34,170
Effect of exchange rate changes on cash and cash equivalents	(38,055)	(28,967)
Net (decrease) increase in cash and cash equivalents	(719,738)	1,131,493
Cash and cash equivalents at the beginning of year	1,190,465	61,517
Cash and cash equivalents at the end of the three-month period	$470,727	1,193,010

Operating Activities

Net cash used in operating activities was $665,760 for the six months ended June 30, 2022. The difference between our net profit of $4,547,629 and net cash used in operating activities was mainly attributable to the depreciation and amortization of non-current assets of $82,627, and the decrease in other operating assets and liabilities of $5,311,467 which was generally due to the increase in purchase of inventories of $5,747,940 and the decrease in income tax payables balance of $925,846.

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

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 was $15,923, as compared to cash provided by investing activities of $34,170 for the six months ended June 30, 2021. The cash used in investing activities during the six months ended June 30, 2022 represents the acquisition of equipment and intangible assets. The cash provided by investing activities during the six months ended June 30, 2021 was mainly attributable to cash acquired from the acquisition of Nainiang Liquor, which was offset by the decrease in cash from the acquisition of leasehold improvements and equipment. We have been controlling our spending in investing activities due to the uncertainty on the COVID-19 pandemic’s impact on our business, and we will continue evaluating and assessing the impact to determine our plan for increasing our capital expenditures in the future periods.

Financing Activities

There were no cash flow movements from financing activities during the six months ended June 30, 2022 and 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on this evaluation, our Chief Executive and Financial Officer concluded as of June 30, 2022 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently (in 2019) did the Company appoint new management to make filings with the SEC on behalf of the Company. Additionally, our Chief Executive and Financial Officer and the Company’s employees do not have deep experience operating companies which are required to make periodic disclosures with the SEC, which we believe negatively impacts our ability to provide timely disclosure.

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

Our management does not believe that the foregoing material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended June 30, 2022 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MICROALLIANCE GROUP INC.
(Registrant)

Dated: August 15, 2022	By:	/s/ Hong Zhu
Hong Zhu
Chief Executive Officer and Chief Financial Officer