Form 10-Q
period 2022-09-30
MICROALLIANCE GROUP INC.
filed 2022-11-14
CIK 1309251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-123774

Microalliance Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-1098668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4th Floor, Building 10, Yantian International Creative Port

Industrial East Street, Shatoujiao Street, Yantian District

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 609,316,077 shares as of November 14, 2022.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROALLIANCE GROUP INC.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED)

	September 30, 2022	December 31, 2021
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	3,685,863	1,190,465
Accounts receivable	950,768	3,012,256
Other receivables	161,631	255,729
Inventories	17,853,106	14,166,929
Advance to suppliers	8,368,392	11,676,326
Amount due from related parties	129,872	81,690
Total current assets	31,149,632	30,383,395

Non-current assets:
Leasehold improvements and equipment, net	292,328	429,500
Intangible assets	78,933	95,461
Operating lease right-of-use assets	395,002	83,957
Total non-current assets	766,263	608,918
Total assets	31,915,895	30,992,313

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	2,317	29,048
Income tax payables	220,082	1,334,679
Other payables and accruals	207,627	481,258
Advance from customers	533,081	737,515
Amount due to related parties	-	79,849
Current operating lease liabilities	86,742	69,259
Total current liabilities	1,049,849	2,731,608

Non-current liabilities:
Non-current operating lease liabilities	316,239	14,698
Total non-current liabilities	316,239	14,698
Total liabilities	1,366,088	2,746,306

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Share capital (750,000,000 shares of Common Stock, par value $0.00001 per share, authorized, of which 609,316,077 shares are issued and outstanding; and 100,000,000 shares of Series A Preferred Stock, par value $0.00001 per share, of which all 100,000,000 shares are issued and outstanding)
Series A Preferred Stock	1,000	1,000
Common Stock	6,093	6,093
Additional paid in capital	10,215,427	10,215,427
Foreign currency translation reserves	(3,218,991)	225,508
Statutory reserves	3,041,397	3,041,397
Retained earnings	20,504,881	14,756,582
Total equity	30,549,807	28,246,007
Total liabilities and equity	31,915,895	30,992,313

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Revenue	3,776,384	15,045,396	14,404,949	28,915,041
Cost of revenue	(1,755,692)	(4,430,256)	(4,936,469)	(8,141,174)
Gross profit	2,020,692	10,615,140	9,468,480	20,773,867

Selling and marketing expenses	(213,220)	(219,006)	(576,917)	(392,350)
General and administrative expense	(233,874)	(525,927)	(1,178,206)	(1,087,491)
Total operating expenses	(447,094)	(744,933)	(1,755,123)	(1,479,841)
Operating profit	1,573,598	9,870,207	7,713,357	19,294,026

Other income (expense), net	5,481	(2,446)	8,445	3,524
Profit before income taxes	1,579,079	9,867,761	7,721,802	19,297,550

Income taxes	(378,410)	(2,548,699)	(1,973,503)	(4,690,805)
Net profit for the period	1,200,669	7,319,062	5,748,299	14,606,745

Foreign currency translation differences	(1,838,319)	58,282	(3,444,499)	(80,149)
Total comprehensive income for the period	(637,650)	7,377,344	2,303,800	14,526,596

Earnings per share:
- Basic	0.002	0.012	0.010	0.024
- Diluted	0.002	0.012	0.010	0.024

Weighted average number of shares used in computation:
- Basic	600,034,500	604,574,402	600,034,500	601,564,430
- Diluted	600,034,500	604,574,402	600,034,500	601,564,430

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Share Capital			Foreign	Retain Earnings
	Series A preferred Stock	Common Stock	Additional paid in Capital	Currency Translation Reserve	Unrestricted	Statutory Reserve	Total Equity (Deficit)
	US$	US$	US$	US$	US$	US$	US$
Balance at January 1, 2022 (Audited)	1,000	6,093	10,215,427	225,508	14,756,582	3,041,397	28,246,007
Profit for the period	-	-	-	-	5,748,299	-	5,748,299
Other comprehensive income	-	-	-	(3,444,499)	-	-	(3,444,499)
Balance at September 30, 2022 (Unaudited)	1,000	6,093	10,215,427	(3,218,991)	20,504,881	3,041,397	30,549,807

Balance at January 1, 2021 (Audited)	1,000	6,000	(15,146)	(54,091)	(980,262)	6,894	(1,035,605)
Business combination under common control	-	93	10,230,573	-	-	94,664	10,325,330
Profit for the period	-	-	-	-	14,606,745	-	14,606,745
Other comprehensive income	-	-	-	(80,149)	-	-	(80,149)
Balance at September 30, 2021 (Unaudited)	1,000	6,093	10,215,427	(134,240)	13,626,483	101,558	23,816,321

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	2022	2021
	US$	US$
Cash flows from operating activities:
Net profit	5,748,299	14,606,745

Adjustments for:
Intangible assets written off	15,174	-
Depreciation and amortization	132,426	70,255
Changes in:
Accounts receivable	1,878,115	(1,205,866)
Other receivables	72,079	75,544
Advance to suppliers	2,223,736	(3,953,044)
Inventories	(5,615,566)	(7,092,718)
Deferred tax assets	-	(108,215)
Accounts payable, other payables and accruals	(282,511)	(1,029,640)
Income tax payables	(1,049,389)	939,691
Deferred revenue	(135,594)	(71,027)
Amount due from/to related parties	(138,451)	(959,679)
Net cash provided by operating activities	2,848,318	1,272,046

Cash flows from investing activities:
Additions to leasehold improvements and equipment	(1,138)	(104,739)
Additions to intangible assets	(15,386)	(61,809)
Cash acquired from business combination	-	48,689
Net cash used in investing activities	(16,524)	(117,859)

Effect of exchange rate changes on cash and cash equivalents	(336,396)	4,470

Net increase in cash and cash equivalents	2,495,398	1,158,657
Cash and cash equivalents at the beginning of period	1,190,465	61,517
Cash and cash equivalents at the end of the period	3,685,863	1,220,174

The accompanying notes are an integral part of the financial statements.

MICROALLIANCE GROUP INC.

CONDENSED CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the nine months ended September 30, 2022 and 2021.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at September 30, 2022.

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Customer A	$-	-%	$1,540,197	51%
Customer B	-	-%	1,472,059	49%
Customer C	539,851	56.7%	-	-%
Customer D	410,693	43.2%	-	-%
	$950,544	99.9%	$3,012,256	100%

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

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables and advance to suppliers. As of September 30, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any customers constituting 10% or more of the net revenue in the nine months ended September 30, 2022 and 2021.

5.	REVENUE

	For the three months ended September 30,
Revenue	2022	2021
Product sales	$433,931	$3,641,944
Franchise fees and income	15,526	743,150
Revenues from transactions with franchisees	3,326,927	10,660,302
	$3,776,384	$15,045,396

	For the nine months ended September 30,
Revenue	2022	2021
Product sales	$4,760,422	$9,078,664
Franchise fees and income	496,831	889,296
Revenues from transactions with franchisees	9,147,696	18,947,081
	$14,404,949	$28,915,041

Contract liabilities	As of September 30, 2022	As of December 31, 2021
Deferred revenue related to prepaid coffee and liquor products	$9,385	$20,881
Deferred revenue related to upfront franchise fees	523,796	716,634
	$533,081	$737,515

Contract liabilities primarily consist of deferred revenue related to prepaid coffee and spirit products and upfront franchise fees. Deferred revenue related to prepaid spirit products represents advance from franchisees for future supply of products which is expected to recognize as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of September 30, 2022, the Company expects to recognize as revenue of $183,650 within the next 12 months.

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

As of September 30, 2022 and December 31, 2021, other receivables mainly consist of employees advance to be spent for company purposes and refundable rental deposits. The balances are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORY

	September 30,	December 31,
	2022	2021
Raw materials (1)	$16,185,010	$14,000,162
Finished goods	1,643,136	61,684
Goods in transit	24,960	105,083
	$17,853,106	$14,166,929

(1)	Raw materials mainly consist of unprocessed coffee tea beans, puree liquor and packaging materials

8.	ADVANCE TO SUPPLIERS

The suppliers require the Company to pay in advance for the purchase of liquor products. Such advance is appropriated against future purchase orders. These advances are interest free, unsecured and short-term in nature.

9.	LEASEHOLD IMPROVEMENT AND EQUIPMENT, NET

	September 30,	December 31,
	2022	2021
Leasehold improvement	$58,893	$65,944
Equipment	29,060	21,079
Machinery	30,442	34,087
Computer equipment and software	42,673	46,228
Motor vehicle	439,058	469,114
	$600,126	$636,452
Less: Accumulated depreciation	(307,798)	(206,952)
	$292,328	$429,500

Depreciation expense for the three and nine months ended September 30, 2022 and 2021 was $30,256, $99,663, $31,609 and $55,833, respectively.

10.	INTANGIBLE ASSETS

	September 30,	December 31,
	2022	2021
APP Platform (1)	$98,371	$110,148
Trademarks	3,710	-
Less: accumulated amortization	(23,148)	(14,687)
	$78,933	$95,461

Amortization expense for the three and nine months ended September 30, 2022 and 2021 was $3,064, $7,038, $12,739 and $14,422, respectively.

(1)	As of December 31, 2021, the Company included the maintenance cost of an APP platform amounting to approximately $15,000 (RMB100,000) as the intangible assets acquired by the Company. The Company transferred that cost to administrative expenses during the nine months ended September 30, 2022 due to its nature.

11.	OTHER PAYABLES AND ACCRUALS

	September 30,	December 31,
	2022	2021
Accrued payroll and welfare payable	$64,856	$178,706
VAT and other taxes payable	139,293	192,563
Others (1)	3,478	109,989
	$207,627	$481,258

(1)	As of December 31, 2021, others mainly consist of the outstanding refundable balance upon termination of the cooperative agreement with one customer and payables for rental expenses. These balances were settled and paid as of September 30, 2022.

12.	ADVANCE FROM CUSTOMERS

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

The Company did not record deferred tax assets as of September 30, 2022 and December 31, 2021.

A reconciliation of tax expense from 25% statutory tax rates for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the three months ended September 30,
	2022	2021
Profit before tax	$1,579,079	$9,867,761
Tax expense calculated at statutory tax rate	25%	25%
Computed expected tax expense	394,770	2,466,940
Movement in valuation allowance	(14,198)	71,059
Others	(2,162)	10,700
	$378,410	$2,548,699

	For the nine months ended September 30,
	2022	2021
Profit before tax	$7,721,802	$19,297,550
Tax expense calculated at statutory tax rate	25%	25%
Computed expected tax expense	1,930,451	4,824,387
Utilization of tax loss	-	(39,633)
Movement in valuation allowance	22,953	(89,695)
Others	20,099	(4,254)
	$1,973,503	$4,690,805

14.	LEASES

The Company has leases for the offices, factory and warehouse in the PRC, under operating leases expiring on various dates through June 2027, which is classified as operating leases. In June 2022, the Company entered into a new lease agreement for a lease term of five years upon the expiration of the lease term for an office in February 2022. In addition, the Company has entered into various leases with lease terms of 12 months that do not contain a purchase option in 2022. The Company has elected to apply the exemption on the lessee accounting model for all short-term leases and therefore the operating lease commitment of $62,470 to be paid within the next 12 months will be recognized as an expense on a straight-line basis over the lease term. For the long-term leases, there are no residual value guarantees and no restrictions or covenants imposed by the leases. Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2022, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows. Rent expense for the three and nine months ended September 30, 2022 and 2021 were $48,984, $234.063, $81,135 and $240,973, respectively. Depreciation expenses for the three and nine months ended September 30, 2022 and 2021 were $16,479, $25,725, nil and $nil, respectively.

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

September 30, 2022
Within 1 year	$111,709
After 1 year but within 5 years	392,280
Total lease payments	$503,989
Less: imputed interest	(101,008)
Total lease obligations	402,981
Less: current obligations	(86,742)
Long-term lease obligations	$316,239

Other information:

	For the nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$259,788	$240,973
Right-of-use assets obtained in exchange for operating lease liabilities	109,558	165,231
Remaining lease term for operating leases (years)	4.75	2
Weighted average discount rate for operating leases	4.75%	4.75%

15.	RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a)	Amount due from related parties

		September 30,	December 31,
	Relationship	2022	2021
Shenzhen Weilian Jin Meng Culture Spreading Limited	Zhu Hong is the shareholder	$28,941	$81,690
Zhu Hong	Majority shareholder of the Company	100,116	-
Zhu Jian Yong	Zhu Hong’s father	815	-
Total		$129,872	$81,690

The balances represent cash advance to the related parties. The balances are unsecured, non-interest bearing and repayable on demand. The Company made cash advance to the related parties during the nine months ended September 30, 2022. for the payment of future business expenses incurred. The Company expects the balance will be fully utilized at the year-end.

(b)	Amount due to related parties

		September 30,	December 31,
	Relationship	2022	2021
Zhu Hong	Majority shareholder of the Company	$-	$79,849
Total		$-	$79,849

The balances represent Company’s expenses paid on behalf by a related party. The balances are unsecured, non-interest bearing and repayable on demand.

16.	COMMITMENTS AND CONTINGENCIES

Commitments consist of a non-cancelable consultancy service agreement entered into with a third-party for the provision of services related to the US listing with a contract sum of $1,200,000. The outstanding committed contract amount is $120,000. The terms of the agreement are for various milestones stages to be completed within two years through 2021 which has extended to 2022. Future commitments within one year as of September 30, 2022 was $120,000. No future commitments more than one year.

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

Our liquor products are sold across China through sales agents, distributors and franchisees. Our licensed “Nainiang Liquor” retail stores have opened in a dozen of cities in China, such as Beijing, Shanghai, Shenzhen, Xiamen, Chongqing, Chengdu, Kunming, Foshan, Zhaoqing, Huangshan, Jingzhou and Baoding, to mainly market and sell our proprietary brand liquor products to consumers. We supply the licensed retail stores with our liquor products and maintain quality and uniformity throughout the licensed stores by requiring uniform retail prices, providing continual trainings, periodic field visits by our marketing personnel and holding annual and special meetings of franchisees. Such retail stores launch marketing initiatives like tasting events to increase our brand awareness and promote sales. We currently sell six liquor products, including featured “coffee spirit” products and vintage “Baijiu” products. Our “coffee spirit” products are independently innovated by us which we believe are unique in China, with premium quality, good taste and a healthy profit margin. Our “Baijiu” (a type of Chinese liquor made from whole grain with alcohol content of 40-60%) products have excellent quality and we own a large stock of vintage Baijiu whose value grows as they age. As of September 30, 2022, we had RMB114,774,000 (approximately $16.1 million) of such vintage Baijiu in stock based on the historical purchase cost. The liquor market size is massive which generates more revenues than the coffee business.

COVID-19 Impact

Our coffee factory in Dongguan as well as offices, contracted liquor producers and licensed “Nainiang Liquor” retail stores in Shenzhen have been subject to temporary closures from time to time due to COVID-19 resurgences and local containment measures beginning in the first quarter of 2022. Consumer demand for liquor products has dropped during lockdown periods as a result of social distancing policies and reduced gatherings. In addition, our plan to expand internationally has largely stalled due to the COVID-19 pandemic. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and our coffee and liquor businesses in particular.

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

	For the three months ended September 30,
Revenue	2022	2021
Product sales	$433,931	$3,641,944
Franchise fees and income	15,526	743,150
Revenues from transactions with franchisees	3,326,927	10,660,302
	$3,776,384	$15,045,396

	For the nine months ended September 30,
Revenue	2022	2021
Product sales	$4,760,422	$9,078,664
Franchise fees and income	496,831	889,296
Revenues from transactions with franchisees	9,147,696	18,947,081
	$14,404,949	$28,915,041

Contract liabilities	As of September 30, 2022	As of December 31, 2021
Deferred revenue related to prepaid coffee and liquor products	$9,385	$20,881
Deferred revenue related to upfront franchise fees	523,796	716,634
	$533,081	$737,515

Contract liabilities primarily consist of deferred revenue related to prepaid spirit products and upfront franchise fees. Deferred revenue related to prepaid spirit products represents advance from franchisees for future supply of products which is expected to be recognized as revenue in the next 12 months. Deferred revenue related to upfront franchise fees represents the training service to be delivered over the term of franchise agreement that as of September 30, 2022, we expect to recognize revenue of $183,650 within the next 12 months.

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

Concentrations of Credit Risk

Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of September 30, 2022 and December 31, 2021, substantially all of our cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The following customers had an accounts receivable balance greater than 10% of total accounts receivable at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Customer A	$-	-%	$1,540,197	51%
Customer B	-	-%	1,472,059	49%
Customer C	539,851	56.7%	-	-%
Customer D	410,693	43.2%	-	-%
	$950,544	99.9%	$3,012,256	100%

We did not have customers constituting 10% or more of the net revenues in the nine months ended September 30, 2022 and 2021.

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

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements of Microalliance Group Inc. attached hereto for the three and nine months ended September 30, 2022 and 2021.

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue

We generated $3,776,384 in revenue for the three months ended September 30, 2022 compared to $15,045,396 for the three months ended September 30, 2022, a decrease in total revenues of $11,269,012 or 74.9% compared with the three months ended September 30, 2021.

The decrease was mainly due to the outbreaks of additional variants of COVID-19 which are more transmissible (like the Omicron variant and the two sub-variants: BA.1 and BA.2.) or result in more severe sickness (like the Delta variant) having caused negative impacts to our business since January 2022. The Chinese government has been taking actions to contain COVID-19 such as re-imposing previously lifted measures or putting in place additional restrictions including lockdowns of the Guangdong province which is our largest market and Shanghai municipality which is our second largest market to slow the spread of COVID-19. The full-scale lockdown in Shanghai since the end of March for ‘societal zero-Covid’ pursuit to track every Omicron case has led to the dramatic drop in our revenue in Shanghai. In addition, the outbreaks of Omicron in Shenzhen from time to time have triggered selective lockdowns of compounds and multiple rounds of mass testing, as the Chinese government continues maintaining its strict zero-Covid policy. The district where our office building is located was being locked down, which have banned all persons from entering, and our operations were severely impacted. Our revenue in Guangdong dropped sharply compared to the same period of 2021. The closure of Shanghai and Shenzhen has seen many Chinese are losing their incomes and their lifestyle has changed such that their spending on coffee and liquor products are dramatically reduced. As of the date of this report, China’s daily Covid cases jumped to the highest in more than six months, and the outbreaks have flared across different cities in China. We expect that strict virus controls will be in place, and the Chinese economy and our business will only be gradually recovering from recent surges of COVID-19 cases in 2023.

Cost of Revenue

Cost of revenue was $1,755,692 for the three months ended September 30, 2022 compared to $4,430,256 for the three months ended September 30, 2021, a decrease in cost of revenue by $2,674,564 or 60.4%. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research and development costs, etc. The decrease in the cost of raw materials was relatively in line with the decrease in revenue, whereas the decrease in labor cost and rental expenses was less than the decrease in revenue due to the fixed costs in nature. Depending on the development of the COVID-19 situation in China, we will explore possibilities to streamline our manpower and will evaluate the impact of any redundancy plans.

Gross profit

Gross profit for the three months ended September 30, 2022 was $2,020,692 compared with $10,615,140 for the three months ended September 30, 2021. The gross profit margin was 53.5% for the three months ended September 30, 2022 compared to 70.6% for the three months ended September 30, 2021. Such decrease was due to a lower margin for the liquor products, which comprise a larger portion of our sales during the three months ended September 30, 2022 as compared with the same period of 2021.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the three months ended September 30, 2022 and 2021 were $213,220 and $219,006, respectively. The selling and marketing expenses decreased $5,786 or 2.6%. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. Although our revenue dropped, the labor costs and other fixed costs were stable due to inflation, which led to the slight decrease of selling and marketing expenses.

General and administrative expenses

By far the most significant component of our operating expenses for both the three months ended September 30, 2022 and 2021 was general and administrative expenses of $233,874 and $525,927, respectively. The following table sets forth the main components of our general and administrative expenses for the three months ended September 30, 2022 and 2021.

	2022		2021
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$19,743	8%	$239,582	45%
Salary and welfare	113,496	48%	135,404	26%
Rental expenses	36,441	16%	60,756	11%
Research and development costs	-	-%	-	-%
Office expenses	25,246	11%	25,256	5%
Travel and accommodations	9,314	4%	4,339	1%
Entertainment	18,761	8%	13,326	-%
Others	10,873	5%	47,204	9%
Total general and administrative expenses	$233,874	100%	$525,927	100%

General and administrative expenses decreased by $292,053 or 55.5% from $525,927 for the three months ended September 30, 2021 to $233,874 for the three months ended September 30, 2022. The decrease in consultancy fee for the three months ended September 30, 2022 was mainly due to the absence of legal and professional fees and business consultancy fees incurred during the same period of 2021 in connection with the acquisition of Nainiang Liquor on June 3, 2021, including the filing of the corresponding Form 8-K containing the audited financial statements of Nainiang Liquor on August 16, 2021.

Net Profit

We reported a net profit of $7,319,062 for the three months ended September 30, 2021 compared to a net profit of $1,200,669 for the three months ended September 30, 2022, a decrease of $6,118,393 or 83.6%. The decrease was primarily attributable to the fact that our gross profit has dropped significantly whereas the selling and administrative expenses decreased by only 40.0% due to some costs and expenses being fixed costs in nature.

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue

We generated $14,404,949 in revenue for the nine months ended September 30, 2022 compared to $28,915,041 for the nine months ended September 30, 2021, a decrease in total revenues of $14,510,092 or 50.2% compared with the nine months ended September 30, 2021.

The decrease was mainly due to the outbreaks of additional variants of COVID-19 which are more transmissible (like the Omicron variant and the two sub-variants: BA.1 and BA.2.) or result in more severe sickness (like the Delta variant) having caused negative impacts to our business since January 2022. The Chinese government has been taking actions to contain COVID-19 such as re-imposing previously lifted measures or putting in place additional restrictions including lockdowns of the Guangdong province which is our largest market and Shanghai municipality which is our second largest market to slow the spread of COVID-19. The full-scale lockdown in Shanghai since the end of March for ‘societal zero-Covid’ pursuit to track every Omicron case has led to the dramatic drop in our revenue in Shanghai. In addition, the outbreaks of Omicron in Shenzhen from time to time have triggered selective lockdowns of compounds and multiple rounds of mass testing, as the Chinese government continues maintaining its strict zero-Covid policy. The district where our office building is located was being locked down, which have banned all persons from entering, and our operations were severely impacted. Our revenue in Guangdong dropped sharply compared to the same period of 2021. The closure of Shanghai and Shenzhen has seen many Chinese are losing their incomes and their lifestyle has changed such that their spending on coffee and liquor products are dramatically reduced. As of the date of this report, China’s daily Covid cases jumped to the highest in more than six months, and the outbreaks have flared across different cities in China. We expect that strict virus controls will be in place, and the Chinese economy and our business will only be gradually recovering from recent surges of COVID-19 cases in 2023.

Cost of Revenue

Cost of revenue was $4,936,469 for the nine months ended September 30, 2022 compared to $8,141,174 for the nine months ended September 30, 2021. The decrease of cost of revenue was $3,204,705 or 39.4%. The cost of revenue consists of the cost of raw materials and cost of manufactured goods sold to customers, including labor cost, rental expense, research and development costs, etc. The decrease in the cost of raw materials was relatively in line with the decrease in revenue, whereas the decrease in labor cost and rental expenses was less than the decrease in revenue due to the fixed costs in nature. In addition, we completed the acquisition of Nainiang Liquor on June 3, 2021 and thus, since the third quarter of 2021, we incurred significant labor costs due to the increase of headcount through the business acquisition. Depending on the development of the COVID-19 situation in China, we will explore possibilities to streamline our manpower and will evaluate the impact of any redundancy plans.

Gross profit

Gross profit for the nine months ended September 30, 2022 was $9,468,480 compared with $20,773,867 for the nine months ended September 30, 2021. The decrease in gross profit margin from 71.8% for the nine months ended September 30, 2021 to 65.7% for the nine months ended September 30, 2022 was due to a lower margin for the liquor products, which comprise a larger portion of our sales during the nine months ended September 30, 2022 as compared with the same period of 2021.

Operating Expenses

Selling and marketing expenses

Our selling expenses for the nine months ended September 30, 2022 and 2021 was $576,917 and $392,350, respectively. Selling expenses consist primarily of salary and welfare for sales staff, advertising expense and exhibition expense. The increase in selling and marketing expenses was $184,567 or 47.0%. Although our revenue dropped, the labor costs and other fixed costs have been rising due to inflation, which led to the increase of selling and marketing expenses. In addition, we incurred more expenses since the third quarter of 2021 as a result of the consolidation of the results of Nainiang Liquor through the business acquisition on June 3, 2021.

General and administrative expense

By far the most significant component of our operating expenses for both the nine months ended September 30, 2022 and 2021 was general and administrative expenses of $1,178,206 and $1,087,491, respectively. The following table sets forth the main components of our general and administrative expenses for the nine months ended September 30, 2022 and 2021.

	For the nine months ended September 30,
	2022		2021
	Amount (US$)	% of Total	Amount (US$)	% of Total
General and administrative expense:
Consultancy fee	$449,183	38%	$456,433	42%
Salary and welfare	323,697	27%	223,541	21%
Rental expenses	197,327	17%	220,594	20%
Research and development costs	-	-%	44,263	4%
Office expenses	42,876	4%	38,467	4%
Travel and accommodations	40,649	3%	17,016	1%
Entertainment	45,169	4%	20,297	2%
Others	79,305	7%	66,880	6%
Total general and administrative expenses	$1,178,206	100%	$1,087,491	100%

Increase in general and administrative expenses by $90,715 or 8.3% from $1,087,491 for the nine months ended September 30, 2021 to $1,178,206 for the nine months ended September 30, 2022. Our general and administrative expenses remained constant over the comparable financial periods as most of these business costs were fixed costs that did not fluctuate despite a negative financial impact on our revenues of the COVID-19 pandemic.

Net Profit

We recorded a net profit of $5,748,299 for the nine months ended September 30, 2022 compared to $14,606,745 for the nine months ended September 30, 2021, a decrease of $8,858,446 or 60.6%. The decrease was primarily attributable to the fact that our revenue has decreased significantly, whereas the selling and administrative expenses increased due to some expenses being fixed costs in nature.

Liquidity and Capital Resources

	September 30,	December 31,
Working capital:	2022	2021
Total current assets	$31,915,895	$30,383,395
Total current liabilities	(1,049,849)	(2,731,608)
Working capital surplus	$30,866,046	$27,651,787

As of September 30, 2022, we had cash and cash equivalents of $3,685,863. To date, we have financed our operations primarily through our working capital. The following table provides detailed information about our net cash flows for the nine months ended September 30, 2022 and 2021:

Cash flows:	2022	2021
Net cash provided by operating activities	$2,848,318	1,272,046
Net cash used in investing activities	(16,524)	(117,859)
Effect of exchange rate changes on cash and cash equivalents	(336,396)	4,470
Net increase in cash and cash equivalents	2,495,398	1,158,657
Cash and cash equivalents at the beginning of year	1,190,465	61,517
Cash and cash equivalents at the end of the three-month period	$3,685,863	1,220,174

Operating Activities

Net cash provided by operating activities was $2,848,318 for the nine months ended September 30, 2022. The difference between our net profit of $5,748,299 and net cash used in operating activities was mainly attributable to the depreciation and amortization of non-current assets of $132,426, and the decrease in other operating assets and liabilities of $3,047,581 which was generally due to the increase in purchase of inventories of $5,615,566 and the decrease in income tax payables balance of $1,049,389 which offset with the decrease in accounts receivable of $1,878,115 and the decrease in advance to suppliers of $2,223,736.

Net cash provided by operating activities was $1,272,046 for the nine months ended September 30, 2021. The difference between our net profit of $14,606,745 and net cash provided by operating activities was mainly attributable to the depreciation of fixed assets and amortization of intangible assets of $70,255, and the decrease in other operating assets and liabilities of $13,334,499 which was generally due to the decrease accounts receivables of $1,205,866, the increase in advance to suppliers of $3,953,044, the increase in purchase of inventories of $7,092,718 and the decrease in accounts payables, other payables and accruals of $1,029,640.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 was $16,524, as compared to cash used in investing activities of $117,859 for the nine months ended September 30, 2021. The cash used in investing activities during the nine months ended September 30, 2022 represents the acquisition of leasehold improvements and equipment and intangible assets. The cash used in investing activities during the nine months ended September 30, 2021 was mainly attributable to acquisition of leasehold improvements and equipment and intangible assets, which offset by the cash acquired from the acquisition of Nainiang Liquor. We have been controlling our spending in investing activities due to the uncertainty of the COVID-19 pandemic’s impact on our business, and we will continue evaluating and assessing the impact to determine our plan for increasing our capital expenditures in the future periods.

Financing Activities

There were no cash flow movements from financing activities during the nine months ended September 30, 2022 and 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30, 2022 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only in 2019 did the Company appoint new management to make filings with the SEC on behalf of the Company. Additionally, our Chief Executive and Financial Officer and the Company’s employees do not have deep experience operating companies which are required to make periodic disclosures with the SEC, which we believe negatively impacts our ability to provide timely disclosure.

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

Our management does not believe that the foregoing material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended September 30, 2022 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MICROALLIANCE GROUP INC.
(Registrant)

Dated: November 14, 2022	By:	/s/ Hong Zhu
Hong Zhu
Chief Executive Officer and Chief Financial Officer